Form 10-Q
period 2015-03-31
ENTELLUS MEDICAL INC
filed 2015-05-08
CIK 1374128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36814

Entellus Medical, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-4627978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3600 Holly Lane North, Suite 40

Plymouth, Minnesota 55447

(Address of principal executive offices) (Zip Code)

(763) 463-1595

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On April 30, 2015, there were 18,714,145 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding.

ENTELLUS MEDICAL, INC.

As used in this report, the terms “we,” “us,” “our,” “Entellus Medical,” “Entellus” and the “Company” mean Entellus Medical, Inc., unless the context indicates another meaning.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENTELLUS MEDICAL, INC.

CONDENSED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2015 (unaudited)	December 31, 2014 (1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,732	$3,484
Short-term investments	58,653	—
Accrued interest income	248	—
Accounts receivable, net	8,424	8,746
Inventories	2,596	2,439
Prepaid expenses and other current assets	1,203	883

Total current assets	90,856	15,552
PROPERTY AND EQUIPMENT, NET	2,097	1,730
OTHER ASSETS
Long-term investments	3,958	—
Debt issuance costs, net	222	237
Other non-current assets	19	1,717

Total assets	$97,152	$19,236

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,042	$2,414
Current portion of long-term debt	1,002	—
Convertible preferred stock warrant liability	—	291
Accrued expenses	5,677	5,084

Total current liabilities	8,721	7,789
LONG-TERM LIABILITIES
Long-term debt, less current portion	18,998	20,000
Other noncurrent liabilities	325	247

Total liabilities	28,044	28,036
COMMITMENTS AND CONTINGENCIES (See Note M)
CONVERTIBLE PREFERRED STOCK, issuable in series, $0.001 par value;
Authorized shares: none at March 31, 2015 and 44,567 at December 31, 2014
Issued and outstanding shares: none at March 31, 2015 and 44,317 at December 31, 2014	—	91,554
STOCKHOLDERS’ EQUITY (DEFICIT) (see Note I)
Preferred stock, $0.001 par value per share:
Authorized shares: 10,000 at March 31, 2015 and none at December 31, 2014
Issued and outstanding shares: none	—	—
Common stock, $0.001 par value per share:
Authorized shares: 200,000 at March 31, 2015 and 62,276 at December 31, 2014
Issued and outstanding shares: 18,709 and 1,887 at March 31, 2015 and December 31, 2014	19	2
Additional paid-in capital	177,173	3,402
Accumulated other comprehensive income	21	—
Accumulated deficit	(108,105)	(103,758)

Total stockholders’ equity (deficit)	69,108	(100,354)

Total liabilities and stockholders’ equity (deficit)	$97,152	$19,236

(1)	Amounts derived from the audited financial statements of Entellus Medical, Inc. included in its Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENTELLUS MEDICAL, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014

Revenue	$13,502	$10,175
Cost of goods sold	2,949	2,298

Gross profit	10,553	7,877
Operating expenses
Selling and marketing	9,887	7,722
Research and development	1,300	1,116
General and administrative	2,816	1,158

Total operating expenses	14,003	9,996

Loss from operations	(3,450)	(2,119)
Other income (expense)
Interest income	21	4
Interest expense	(919)	(421)
Other non-operating income	—	1

Total other expense, net	(898)	(416)

Net loss	$(4,348)	$(2,535)

Other comprehensive income (loss)
Unrealized gain on short-term investments, net of tax	21	—

Comprehensive loss	$(4,327)	$(2,535)

Net loss per share, basic and diluted	$(0.35)	$(1.80)

Weighted average common shares used to compute net loss per share, basic and diluted	12,542	1,412

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENTELLUS MEDICAL INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,348)	$(2,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	198	140
Amortization of debt issuance costs	15	15
Amortization of premium on investments	51	—
Accretion of final payment fee on long-term debt	77	54
Deferred rent	1	(5)
Gain on disposal of equipment	—	(1)
Stock-based compensation	466	47
Changes in fair value of convertible preferred stock warrants	357	(3)
Changes in operating assets and liabilities:
Accrued interest income	(248)	—
Accounts receivables, net	322	(532)
Inventories	(157)	(122)
Prepaid expenses and other current assets	(321)	264
Other non-current assets	1,699	—
Accounts payable	(372)	173
Accrued expenses	593	16

Net cash used in operating activities	(1,667)	(2,489)
Cash flows from investing activities:
Purchase of property and equipment	(566)	(258)
Proceeds from sale of property and equipment	—	1
Purchase of investments	(65,390)	—
Proceeds from maturities of short-term investments	2,750	—

Net cash used in investing activities	(63,206)	(257)
Cash flows from financing activities
Proceeds from stock options exercised	169	5
Proceeds from initial public offering, net of issuance costs	80,953	—
Repurchase of common stock	(1)	—

Net cash provided by financing activities	81,121	5
Net increase (decrease) in cash and cash equivalents	16,248	(2,741)
Cash and cash equivalents - beginning of period	3,484	7,709

Cash and cash equivalents - end of period	$19,732	$4,968

Supplemental schedule of non-cash investing and financing activities:
Cash paid for interest	$454	$268

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENTELLUS MEDICAL INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE A.	ORGANIZATION

Nature of Business

Entellus Medical, Inc. (the “Company”) was incorporated in Delaware and its facilities are located in Plymouth, Minnesota. The Company is focused on the design, development and commercialization of products for the minimally invasive treatment of patients suffering from chronic sinusitis. The Company’s XprESS family of products is used by ear, nose and throat (“ENT”) physicians to treat patients with chronic sinusitis by opening narrowed or obstructed sinus drainage pathways using balloon sinus dilation performed in the physician office or the operating room. The Company currently sells product throughout the United States and it operates in one segment.

NOTE B.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The interim financial data as of March 31, 2015, is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company’s management, the interim data includes only normal and recurring adjustments necessary for a fair statement of the Company’s financial results for the three months ended March 31, 2015 and 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

The accompanying condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 that has been filed with the SEC.

Initial Public Offering

In February 2015, the Company completed its initial public offering (“IPO”) by issuing 5,294 shares of common stock, at an offering price of $17.00 per share, for net proceeds of approximately $80,953 after deducting underwriting discounts, commissions and offering expenses payable by the Company. In connection with the IPO, the Company’s outstanding shares of convertible preferred stock were automatically converted into an aggregate of 11,404 shares of common stock, and the Company’s outstanding warrants to purchase shares of convertible preferred stock were automatically converted into warrants to purchase up to an aggregate of 38 shares of common stock, resulting in the reclassification of the related redeemable convertible preferred stock warrant liability of $648 to additional paid-in-capital.

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

ENTELLUS MEDICAL INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Significant Accounting Policies

Other than the changes described below, there have been no changes in the Company’s significant accounting policies for the three months ended March 31, 2015, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Cash and Cash Equivalents

Cash equivalents are stated at fair value and include short-term, highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Cash equivalents consist of money market funds recorded at fair value and held-to-maturity corporate debt securities recorded at amortized costs.

Short-term and Long-term Investments

Short-term and long-term investments represent holdings of marketable securities in accordance with the Company’s investment policy and cash management strategy. Short-term investments are classified as available-for-sale and mature within 12 months from the balance sheet date. Investments with maturity dates greater than one year from the balance sheet date are classified as long-term investments. At the time that the maturity dates of these investments become one year or less, the securities are reclassified to short-term investments. The Company’s investments are recorded at fair value, with any unrealized gains and losses reported as a component of stockholders’ equity (deficit) until realized or until a determination is made that an other-than-temporary decline in market value has occurred. The cost of investments sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. These investments are deemed Level 2 assets under the fair value hierarchy as their fair value is determined under a market approach using valuation models that utilize observable inputs, including maturity date, issue date, settlements date, and current interest rates.

Deferred Offering Costs

Deferred offering costs were capitalized and consisted primarily of legal, accounting and other direct fees and costs related to the IPO. The deferred offering costs included in other non-current assets were offset against the IPO proceeds upon the closing of the IPO in February 2015. There were no deferred offering costs capitalized as of March 31, 2015.

Convertible Preferred Stock Warrant Liability

The Company issued warrants to purchase shares of convertible preferred stock in connection with the Company’s entry into its original credit facility in October 2012. The warrants are recorded at fair value using the Black Scholes model. The fair value of these warrants is remeasured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the statements of operations and comprehensive loss. In connection with completion of the IPO, in January 2015, the Company performed the final remeasurement of the warrant liability. For the three months ended March 31, 2015, costs of $357 were recorded as interest expense from the revaluation.

Upon the closing of the IPO, warrants to purchase shares of convertible preferred stock automatically converted into warrants to purchase shares of common stock. The Company reclassified the warrant liability to additional paid-in capital, as the warrants met the definition of an equity instrument.

ENTELLUS MEDICAL INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update, (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This standard will eliminate the transaction and industry specific revenue recognition guidance under current U.S. GAAP and replace it with a principles based approach for determining revenue recognition. The new guidance for private companies is effective for annual and interim periods beginning after December 15, 2016; however, under the Jumpstart Our Business Startups Act, the Company has the ability to defer the adoption to interim periods beginning after December 31, 2017. The Company is in the process of evaluating the impact of the adoption of this standard.

NOTE C.	COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

	March 31,	December 31,
	2015	2014
Finished goods	$1,025	$859
Work in process	353	318
Raw materials	1,218	1,262

Total	$2,596	$2,439

Property and Equipment

	March 31,	December 31,
	2015	2014
Furniture and office equipment	$404	$401
Computer hardware and software	1,066	837
Laboratory equipment	1,592	1,427
Tooling and molds	1,237	1,237
Leasehold improvements	494	494

	$4,793	$4,396
Less accumulated depreciation and amortization	(2,966)	(2,768)
Property and equipment in progress	270	102

Total	$2,097	$1,730

Depreciation and amortization expense was $198 and $140 during the three months ended March 31, 2015 and 2014, respectively.

Other Non-Current Assets

	March 31,	December 31,
	2015	2014
Security deposit on operating lease	$19	$19
Deferred offering costs	—	1,698

Total	$19	$1,717

ENTELLUS MEDICAL INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

Accrued Expenses

	March 31,	December 31,
	2015	2014
Compensation and commissions payable	$3,529	$3,001
Royalty payable	1,432	1,537
Other accrued expenses	716	546

Total	$5,677	$5,084

NOTE D.	LIQUIDITY AND BUSINESS RISKS

As of March 31, 2015, the Company had cash, cash equivalents and short-term investments of $78,385 and an accumulated deficit of $108,105. In February 2015, the Company completed its IPO by issuing 5,294 shares of common stock at an offering price of $17.00 per share, for net proceeds of approximately $80,953, after deducting underwriting discounts and commissions and offering expenses. Prior to the IPO, the Company has financed its operations with a combination of revenue, private placements of convertible preferred securities and amounts borrowed under its credit facility. Following the IPO, the Company expects that its cash and cash equivalents, short-term investments, revenue and available debt financing arrangements will be sufficient to fund its operations through at least the next twelve months.

NOTE E.	SHORT-TERM AND LONG-TERM INVESTMENTS

The Company determines the appropriate classification of its investments at the time of purchase and revaluates such determinations at each balance sheet date. Marketable securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded as cash equivalents on the balance sheet, based on contractual maturity date and are stated at amortized cost. Investments in marketable securities of $5,503 were classified as cash equivalents at March 31, 2015.

Marketable securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Marketable securities classified as available-for-sale are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.

ENTELLUS MEDICAL INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

The following is a summary of the available-for-sale investments by type of instrument (included in short or long-term investments in the condensed balance sheet) as of March 31, 2015. As of December 31, 2014, there were no short or long-term investments.

	Amortized Cost	Unrealized Gain in Accumulated Other Comprehensive Income	Unrealized Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
March 31, 2015
Short-Term
Commercial paper	$13,228	$20	$—	$13,248
Corporate bonds	21,216	—	(7)	21,209
Foreign assets	24,191	5	—	24,196

Total short-term investments	58,635	25	(7)	58,653
Long-Term
U.S. government agency bonds	3,955	3	—	3,958

Total long-term investments	3,955	3	—	3,958

Total available-for-sale securities	$62,590	$28	$(7)	$62,611

Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the three months ended March 31, 2015. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost.

Contractual maturities of held-to-maturity and available-for-sale securities at March 31, 2015, are as follows:

Mature in one year or less	$58,653
Mature in 1-5 years	3,958

Total	$62,611

NOTE F.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of March 31, 2015 and as of December 31, 2014, the carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximated their estimated fair values because of the short term nature of these financial instruments.

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.

•	Level 2: Includes other than level 1 inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs for which all significant inputs are observable or can be corroborated by observable market data for substantially the full term of the asset or liabilities.

•	Level 3: Unobservable inputs that are supported by little or no market activities, which would require the Company to develop its own assumptions.

ENTELLUS MEDICAL INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

Short and Long-term Investments

The following is a summary of available-for-sale investments by type of instrument measured at fair value on a recurring basis at March 31, 2015. As of December 31, 2014, there were no available-for-sale investments.

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$13,248	$—	$13,248
Corporate bonds	—	21,209	—	21,209
Foreign assets	—	24,196	—	24,196
U.S. government agency bonds	—	3,958	—	3,958

Total	$—	$62,611	$—	$62,611

There were no transfers in and out of Level 1, Level 2 or Level 3 fair value measurement during the three months ended March 31, 2015.

Convertible Preferred Stock Warranty Liability

The following table sets forth a summary of the changes in the estimated fair value of the Company’s convertible preferred stock warrants, which represents financial instruments that were categorized as Level 3, according to the three-level fair value hierarchy.

	Three Months Ended
	March 31,
	2015	2014
Beginning of the period	$291	$211
Issued	—	—
Exercised	—	—
Expired	—	—
Reclassified to equity (1)	(648)	—
Change in fair value	357	(3)

End of the period	$—	$208

(1)	In connection with the closing of the IPO in February 2015, warrants to purchase shares of convertible preferred stock were converted to warrants to purchase shares of common stock, resulting in the reclassification of the related convertible preferred stock warrant liability to additional paid-in-capital.

The fair market value of the convertible preferred stock prior to the IPO was determined using the option pricing method and the probability weighted expected return method. The fair value of the convertible preferred stock warrant liability was determined using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2015	2014

Expected life in years	7.5	8.5
Risk-free interest rate	1.6%	2.3%
Expected dividend yield	0.0%	0.0%
Expected volatility	56%	50%

ENTELLUS MEDICAL INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE G.	DEBT

On March 30, 2015, the Company entered into an amendment to the Company’s amended and restated loan and security agreement (the “credit facility”) with Oxford Finance LLC (the “lender”) changing the Company’s obligation to deliver consolidated financial statements to the lenders from monthly to quarterly, so long as the Company is required to make periodic filings with the SEC.

Under the credit facility, the Company can borrow up to a total of $25,000 in three tranches at a fixed rate of 9.40%. The first tranche of $15,000, including the refinance of $7,500 previously outstanding, was borrowed in December 2013. In connection with the funding of the first tranche, the Company paid a prorated final payment fee on the original credit facility of $143. The second tranche of up to $5,000 was available through December 31, 2014, of which $5,000 was borrowed during the three months ended December 31, 2014. The third tranche of up to $5,000 is available at any time through December 31, 2015, subject to the achievement by the Company of certain revenue milestones. The credit facility matures and all amounts borrowed thereunder are due on December 1, 2018. As a result of the $5,000 borrowed in 2014, all amounts borrowed under the credit facility are interest only through January 2016 (24 months), after which the Company will make monthly payments of principal and interest. The interest-only period may be extended to 36 months based on funding and revenue milestones provided for in the agreement.

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

As of March 31, 2015 and December 31, 2014, the Company has borrowed and had outstanding $20,000 of debt under the credit facility.

As of March 31, 2015 and as of December 31, 2014, the carrying amounts of debt approximates fair market value due to the fixed term nature of the credit facility. The fair value of the Company’s debt is considered a Level 3 measurement.

NOTE H.	CONVERTIBLE PREFERRED STOCK

In connection with the IPO in February 2015, the 44,317 shares of convertible preferred stock were converted into 11,404 shares of common stock, resulting in the reclassification of the related redeemable convertible preferred stock of $91,554 to common stock and additional paid-in-capital.

ENTELLUS MEDICAL INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

A summary of the Company’s convertible preferred stock is as follows (presented in actual amounts):

	March 31, 2015			December 31, 2014
	Number of shares authorized	Number of shares issued and outstanding	Carrying Value	Number of shares authorized	Number of shares issued and outstanding	Number of shares converted to Common Stock	Carrying Value

Series A	—	—	—	2,440,000	2,440,000	610,000	$2,963,745
Series B	—	—	—	4,986,188	4,986,188	1,246,547	8,988,134
Series C	—	—	—	3,717,329	3,717,329	1,254,375	14,937,389
Series D	—	—	—	15,310,943	15,310,943	3,827,736	29,822,047
Series E	—	—	—	18,112,611	17,862,611	4,465,653	34,842,241

Total	—	—	—	44,567,071	44,317,071	11,404,311	$91,553,556

NOTE I.	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

In connection with the IPO, the Company amended and restated its certificate of incorporation. The amended and restated certificate of incorporation authorizes 10,000 shares of preferred stock. As of March 31, 2015 no preferred stock had been issued.

Common Stock

In May 2014, the Company amended its certificate of incorporation to increase the authorized number of shares of common stock available for issuance from 57,000 to 57,565 shares of $0.001 par value common stock. In December 2014, the Company further amended its certificate of incorporation to increase the authorized number of common stock shares available for issuance to 62,276. In connection with the IPO, the Company amended and restated its certificate of incorporation. The amended and restated certificate of incorporation authorizes 200,000 shares of common stock.

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

2015 Incentive Award Plan

In December 2014, the Company’s Board of Directors adopted, and in January 2015 the Company’s stockholders approved, the 2015 Plan. The 2015 Plan became effective in connection with the IPO, at which time the Company ceased making awards under the 2006 Plan. Under the 2015 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and certain other awards to individuals who are employees, officers, directors or consultants of the Company. A total of 1,346 shares of common stock were

ENTELLUS MEDICAL INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

initially reserved for issuance under the 2015 Plan. In addition, the number of shares available for issuance under the 2015 Plan will be annually increased by an amount equal to the lesser of (A) 875 shares, (B) 4% of the outstanding shares of the Company’s common stock as of the last day of our immediately preceding fiscal year or (C) an amount determined by the Company’s Board of Directors.

A summary of the Company’s stock option activity and related information is as follows:

	Three Months Ended
	March 31,
	2015
	Options	Weighted average exercise price

Outstanding, beginning of period	2,098	$7.38
Granted	50	21.36
Exercised	(124)	1.36
Cancelled	—	—
Forfeited	(13)	5.14

Outstanding, end of period	2,011	8.11

Exercisable	447	2.10

As of March 31, 2015, the aggregate pre-tax intrinsic value of options outstanding and exercisable was approximately $8,848. As of March 31, 2015, the aggregate pre-tax intrinsic value of options outstanding was approximately $27,738. The aggregate pre-tax intrinsic value of options exercised was $1,530, for the three months ended March 31, 2015. The aggregate pre-tax intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise or March 31, 2015. The total cash received upon the exercise of options was $169 during the three months ended March 31, 2015.

NOTE J.	STOCK BASED COMPENSATION EXPENSE

Stock-based compensation expense is reflected in the condensed statement of operations and comprehensive loss for the three months ended March 31, 2015 and 2014, as follows:

	Three Months Ended March 31,
	2015	2014

Cost of goods sold	$10	$3
Selling and marketing	87	17
Research and development	44	14
General and administrative	325	13

Total	$466	$47

The amount of unearned stock-based compensation currently estimated to be expensed through the year 2019 related to unvested employee stock-based payment awards as of March 31, 2015, is approximately $6,069. The weighted average period over which the unearned stock-based compensation is expected to be recognized as of March 31, 2015, is approximately 3.5 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional share-based payments.

ENTELLUS MEDICAL INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

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

The fair value of the options granted to employees or directors during the three months ended March 31, 2015 and 2014, was estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Three Months Ended
	March 31,
	2015	2014

Expected life in years	5.9	5.8
Risk-free interest rate	1.6%	1.9%
Expected dividend yield	0%	0%
Expected volatility	56%	67%
Weighted average fair value	$11.30	$2.10

NOTE K.	INCOME TAXES

We did not record a federal or state income tax benefit for our losses for the three months ended March 31, 2015 and 2014 due to our conclusion that full valuation allowance is required against our deferred tax assets.

NOTE L.	EARNINGS PER SHARE

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

ENTELLUS MEDICAL INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

The following table sets forth the computation of the Company’s net loss per share:

	Three Months Ended March 31,
	2015	2014

Net loss	$(4,348)	$(2,535)

Weighted average common share outstanding	12,542	1,412

Net loss per shares, basic and diluted	$(0.35)	$(1.80)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted earnings per share because such securities have an antidilutive impact due to losses reported:

	Three Months Ended March 31,
	2015	2014

Convertible preferred stock outstanding	—	11,404
Convertible preferred stock warrants	—	38
Common stock warrants	38	—
Common stock options	2,011	1,289

Total	2,049	12,731

NOTE M.	COMMITMENTS AND CONTINGENCIES

Operating Leases

As of March 31, 2015, the Company has two leased facilities under operating lease agreements. The Company entered into a 41-month lease in February 2012, effective April 1, 2012, for a facility with larger production and office space. The Company entered into a 50-month lease on June 30, 2014, effective July 1, 2014 for additional distribution space in a second facility. On February 26, 2015, the Company exercised its right to extend the lease term of its manufacturing and corporate facility for an additional three years through August 2018. Rental payments on operating leases are charged to expense on a straight-line basis over the period of the lease. The lease agreement requires the Company to pay executory costs such as real estate taxes, insurance and repairs, and includes renewal and escalation clauses.

Approximate minimum annual future obligations which include monthly contractual lease payments under operating leases with initial terms in excess of one year are as follows:

2015 (remaining)	$155
2016	205
2017	202
2018	136

Total	$698

ENTELLUS MEDICAL INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

Total lease expense was approximately $90 and $68 for the three months ended March 31, 2015 and 2014, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

Minimally invasive balloon sinus dilation devices have enabled a shift towards office-based treatment of chronic sinusitis patients who are candidates for sinus surgery in the operating room. We believe this shift has been facilitated by our technology and clinical data, as well as procedure economics that are favorable to the healthcare system, patient and provider. Our XprESS family of products is used to treat patients with inflammation of the frontal, ethmoid, sphenoid and maxillary sinuses and is specifically designed for ease-of-use in the ENT physician office setting. Our XprESS family of products includes our XprESS Pro device, our XprESS LoProfile device and our XprESS Ultra device. We derive substantially all of our revenue from our XprESS family of products. For the three months ended March 31, 2015 and 2014, our XprESS family of products represented 96% and 96% of our revenues, respectively. Our research and development efforts are focused on enhancing our XprESS family of products and broadening their indications for use. We are also the exclusive distributor of XeroGel.

Our direct U.S. sales force engages in sales efforts and promotional activities focused on ENT physicians. As of March 31, 2015, we employed 110 full-time persons in our direct sales organization, an increase of 14 from 96 persons as of March 31, 2014. We have expanded our sales force to include 75 full quota-carrying representatives as of March 31, 2015, an expansion of 32% from our 57 full quota-carrying representatives as of March 31, 2014. For the first quarter of 2015, our full quota-carrying representatives sold at an annualized rate of approximately $700,000. We expect to continue to expand our sales force and staffing to further penetrate the sinusitis market. In addition, we invest substantial resources to educate ENT physicians and patients on the proven clinical advantages of stand-alone balloon sinus dilation. We have a diverse customer base of ENT physicians, hospitals and ambulatory surgery centers, or ASCs, in the United States, with no single customer accounting for more than 5% of our revenue during the three months ended March 31, 2015. Our customers are reimbursed by governmental and private health insurers for procedures using our products pursuant to reimbursement codes specific to the setting of the procedure. We manufacture all of our proprietary products at our 32,351 square foot facility in Plymouth, Minnesota with components supplied by external suppliers. As of March 31, 2015, our manufacturing organization included 22 people. We expect the capacity of our current facility to be able to meet expected demand through at least the end of 2017.

For the three months ended March 31, 2015 we generated revenue of $13.5 million and had a net loss of $4.3 million compared to revenue of $10.2 million and a net loss of $2.5 million for the three months ended March 31, 2014. We expect to continue to incur losses until at least 2016 as we expend resources to expand our organization to support planned sales growth and expansion while also continuing to invest in the development of next generation products and new products for the ENT market. As of March 31, 2015, we had an accumulated deficit of $108.1 million. Our primary sources of capital to date have been from sales of our products, private placements of our convertible preferred securities, amounts borrowed under our credit facility and completion of our initial public offering, or IPO. We operate in one segment.

In February 2015, we completed our IPO by issuing 5,294,117 shares of common stock at an offering price of $17.00 per share, for net proceeds to us of approximately $81.0 million after deducting underwriting discounts and commissions and offering expenses.

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for personnel, including base salaries and bonus compensation, spending related to finance, information technology, human resource functions and stock-based compensation. Other general and administrative expenses include travel expenses, credit card processing fees, professional services fees, audit fees, insurance costs and general corporate expenses, including allocated facilities-related expenses. We expect general and administrative expenses to continue to increase in absolute dollars as we expand our commercial infrastructure to both drive and support our planned growth in revenue. We also expect to incur additional legal, accounting, insurance and other professional service fees associated with being a public company, which may increase further when we are no longer able to rely on the “emerging growth company” exemption we are afforded under the Jump Start Our Business Startups Act of 2012.

Other Expense, Net

Other expense, net consists of interest expense payable under our credit facility and fair value adjustments related to our convertible preferred stock warrants, which, prior to our IPO, were accounted for as a liability and marked-to-market at each reporting period. In connection with our IPO, the warrants converted to warrants to purchase shares of our common stock.

Recent Accounting Pronouncements

See Note B of the Condensed Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2015.

Results of Operations

	Three Months Ended March 31,
(in thousands)	2015	2014

Revenue	$13,502	$10,175
Cost of goods sold	2,949	2,298

Gross profit	10,553	7,877
Gross margin	78%	77%
Operating expense:
Selling and marketing	9,887	7,722
Research and development	1,300	1,116
General and administrative	2,816	1,158

Total operating expense	14,003	9,996

Loss from operations	(3,450)	(2,119)
Other expense, net	(898)	(416)

Net loss	$(4,348)	$(2,535)

Comparison of the Three Months Ended March 31, 2015 and 2014

Revenue

Revenue increased $3.3 million, or 33%, to $13.5 million during the three months ended March 31, 2015, compared to $10.2 million during the three months ended March 31, 2014. The growth in revenue was primarily attributable to an increase of approximately $3.2 million in sales of our XprESS family of products and $0.2 million in sales of our XeroGel products offset in part by a decrease of $0.1 million from all other products.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $0.7 million, or 28%, to $2.9 million during the three months ended March 31, 2015, compared to $2.3 million during the three months ended March 31, 2014. The increase in cost of goods sold was primarily attributable to the growth in sales of our XprESS family of products described above.

Gross margin for the three months ended March 31, 2015 increased to 78%, compared to 77% for the three months ended March 31, 2014. The increase in gross margin was primarily due to an increase in revenue per procedure and increased unit sales, which allowed us to spread the fixed portion of our manufacturing overhead costs over more production units.

Selling and Marketing Expenses

Selling and marketing expenses increased $2.2 million, or 28%, to $9.9 million during the three months ended March 31 2015, compared to $7.7 million during the three months ended March 31, 2014. The increase was primarily attributable to a $1.2 million increase in salaries, benefits, stock-based compensation and other employee-related expenses and a $0.3 million increase in travel expenses as a result of increased headcount in our sales and marketing organizations. In addition, consulting and other selling and marketing expenses increased $0.7 million.

Research and Development Expenses

R&D expenses increased $0.2 million, or 16%, to $1.3 million during the three months ended March 31, 2015, compared to $1.1 million during the three months ended March 31, 2014. The increase in R&D expenses was primarily due to an increase of $0.1 million in compensation and other employee-related expenses and $0.1 million in clinical trial costs.

General and Administrative Expense

General and administrative expenses increased $1.7 million, or 143%, to $2.8 million during the three months ended March 31, 2015, compared to $1.2 million during the three months ended March 31, 2014. The increase was primarily due to an increase of $0.8 million in salaries, stock-based compensation, benefits and other employee-related expenses. In addition, external consultant fees increased $0.3 million and insurance, legal and audit fees increased $0.3 million. Credit card processing fees, facility expenses and other general and administrative expenses accounted for the remaining increase.

Other Expense, Net

Other expense, net, reflected an expense of $0.9 million during the three months ended March 31, 2015 compared to an expense of $0.4 million during the three months ended March 31, 2014. The increase in expense was primarily attributable to a $0.4 million increase associated with the revaluation of our then-outstanding convertible preferred stock warrants and a $0.1 million increase in interest expense related to our credit facility.

We performed the final revaluation of the preferred stock warrant liability in January 2015 in connection with the completion of the IPO.

Liquidity and Capital Resources

Overview

As of March 31, 2015, we had cash, cash equivalents and short-term investments of $78.4 million and an accumulated deficit of $108.1 million, compared to cash and cash equivalents of $3.5 million and an accumulated deficit of $103.8 million as of December 31, 2014. In February 2015, we completed our IPO by issuing 5,294,117 shares of common stock at an offering price of $17.00 per share, for net proceeds to us of approximately $81.0 million after deducting underwriting discounts and commissions and offering expenses payable by us. Our primary sources of capital prior to our IPO were from sales of our products, private placements of our convertible preferred securities and amounts borrowed under our credit facility.

We believe that our existing cash and cash equivalents, availability under our credit facility and revenue will be sufficient to meet our capital requirements and fund our operations through at least the end of 2016. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. If these sources are insufficient to satisfy our liquidity requirements, however, we may seek to sell additional equity or debt securities, or enter into a new credit facility. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2015	2014

Net cash (used in) provided by:
Operating activities	$(1,667)	$(2,489)
Investing activities	(63,206)	(257)
Financing activities	81,121	5

Net increase (decrease) in cash and cash equivalents	$16,248	$(2,741)

Cash Used in Operating Activities

During the three months ended March 31, 2015, net cash used in operating activities was $1.7 million, consisting primarily of a net loss of $4.3 million, offset by a decrease in net operating assets of $1.5 million and by non-cash charges of $1.1 million. The decrease in net operating assets was primarily due to decreases in deferred offering costs due to completion of our IPO and an increase in accrued liabilities due to the growth in our sales organization, offset by increases in inventory and other current assets and a decrease in accounts payable and accrued royalties. Non-cash charges consisted primarily of stock-based compensation, the change in fair value of convertible preferred stock warrants, depreciation and the accretion of the final payment fee on our credit facility.

During the three months ended March 31, 2014, net cash used in operating activities was $2.5 million, consisting primarily of a net loss of $2.5 million, offset by an increase in net operating assets of $0.2 million and by decrease in non-cash charges of $0.2 million. The increase in net operating assets was primarily due to increases in accounts receivable and inventory, offset by an increase in accounts payable and a decrease in other current assets. Non-cash charges consisted primarily of depreciation, stock-based compensation and the accretion of the final payment fee on our credit facility.

Net Cash Used in Investing Activities

During the three months ended March 31, 2015, net cash used in investing activities was $63.2 million consisting of purchases of short-term investments, available-for-sale, of $65.4 million and property and equipment of $0.6 million, partially offset by proceeds from short-term investment maturities of $2.8 million.

During the three months ended March 31, 2014, net cash used in investing activities was $0.3 million, consisting of the purchase of property and equipment.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2015, net cash provided by financing activities was $81.1 million, consisting of proceeds from the IPO of $81.0 million and the remaining amount was primarily from proceeds from the exercise of stock options.

During the three months ended March 31, 2014, net cash provided by financing activities consisted primarily of proceeds from the exercise of stock options.

Credit Facility

In December 2013, we entered into an amended and restated credit facility with Oxford Finance LLC. On March 30, 2015, we entered into an amendment to the credit facility, changing our obligation to deliver consolidated financial statements from monthly to quarterly, so long as we are required to make periodic filings with the Securities and Exchange Commission (SEC). We refer to the amended and restated credit facility, as amended, as the credit facility. Under the credit facility, we can borrow up to a total of $25.0 million in three tranches at a fixed rate of 9.40%. The first tranche of $15.0 million was borrowed in December 2013, a portion of which was used to refinance the $7.5 million then-outstanding under the previous credit facility. The second tranche of up to $5.0 million was available through December 31, 2014, of which all was borrowed. The third tranche of up to $5.0 million is available at any time through December 31, 2015, subject to certain trailing six-month revenue milestones. The credit facility matures and all amounts borrowed thereunder are due on December 1, 2018. As a result of the $5.0 million borrowed during the three months ended December 31, 2014, all amounts borrowed under the credit facility are interest-only through January 2016 (24 months), after which we will make monthly payments of principal and interest. The interest-only period may be extended to 36 months based on funding and revenue milestones provided for in the credit facility.

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

Our obligations under the credit facility are secured by a first priority security interest in substantially all of our assets, other than our intellectual property. There are no financial covenants contained in the credit facility and we are in compliance with the affirmative and restrictive covenants as of March 31, 2015. We have agreed not to pledge or otherwise encumber our intellectual property assets, except for permitted liens, as such terms are defined in the credit facility and except as otherwise provided for in the credit facility.

As of March 31, 2015, we have borrowed and have outstanding $20.0 million of debt under the credit facility.

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

Other than the changes described in Note B of the condensed financial statements, there have been no changes in our significant accounting policies for the three months ended March 31, 2015 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet partnerships, arrangements or other relationships with unconsolidated entities or others, often referred to as structured finance or special-purpose entities that are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

Our future minimum contractual obligations as of December 31, 2014, were approximately $22.2 million, as reported in the Company’s Annual Report on Form 10-K that has been filed with the SEC. Our contractual obligations as of March 31, 2015, have not significantly changed from December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Credit Risk

As of March 31, 2015, our cash and cash equivalents were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenue from the sale of our XprESS family of products to hospitals, ASCs and physician offices in the United States. For the three months ended March 31, 2015, no single customer represented more than 5% of our revenue.

Foreign Currency Risk

Our business is conducted in U.S. dollars and foreign transactions have been minimal. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our results of operations, financial position or cash flows.

Item 4. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 19, 2015, we identified important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q. There has been no material change in our risk factors subsequent to the filing of our Annual Report. However, the risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

During the quarterly period ended March 31, 2015, we sold an aggregate of 93,591 shares of common stock to employees and consultants for cash consideration in the aggregate amount of $125,924 upon the exercise of stock options. These securities were not registered under the Securities Act of 1933, as amended, or the Securities Act. We claimed exemption from registration under the Securities Act for the sales and issuances of securities in these transactions under Section 4(2) of the Securities Act in that such sales and issuances did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

The historical common stock and per share information described above reflects the 1-for-4 reverse split of our common stock that was effected in January 2015.

Use of Proceeds

On January 28, 2015, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-201237), as amended, filed in connection with our IPO. Pursuant to the Registration Statement, as well as the Registration Statement on Form S-1 (File No. 333-201741) filed on January 28, 2015 to register additional securities, we issued and sold an aggregate of 5,294,117 shares of our common stock at a price to the public of $17.00 per share (including 690,537 shares sold pursuant to an option granted to the underwriters). There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated January 28, 2015, filed with the SEC pursuant to Rule 424(b).

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTELLUS MEDICAL, INC.

Date: May 8, 2015	by:	/s/ Robert S. White
Robert S. White
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2015	by:	/s/ Thomas E. Griffin
Thomas E. Griffin
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Entellus Medical, Inc.	8-K	001-36814	3.1	02/03/15

3.2	Amended and Restated Bylaws of Entellus Medical, Inc.	8-K	001-36814	3.2	02/03/15

10.1	Second Amendment to Amended and Restated Loan and Security Agreement	8-K	001-36814	10.1	04/02/15

10.2	Letter Agreement with Brian E. Farley, dated April 2, 2015	8-K	001-36814	10.1	04/02/15

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer						*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer						*

32.1	Section 1350 Certification of Chief Executive Officer						**

32.2	Section 1350 Certification of Chief Financial Officer						**

101.INS	XBRL Instance Document						**

101.SCH	XBRL Taxonomy Extension Schema Document						**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document						**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document						**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document						**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document						**

**	Furnished herewith.