Form 10-Q
period 2015-06-30
ENTELLUS MEDICAL INC
filed 2015-08-07
CIK 1374128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

On July 31, 2015, there were 18,725,891 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding.

ENTELLUS MEDICAL, INC.

As used in this report, the terms “we,” “us,” “our,” “Entellus Medical,” “Entellus” and the “Company” mean Entellus Medical, Inc., unless the context indicates another meaning.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENTELLUS MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2015	2014
	(unaudited)	(1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,529	$3,484
Short-term investments	71,826	—
Accrued interest income	328	—
Accounts receivable, net	9,348	8,746
Inventories	2,429	2,439
Prepaid expenses and other current assets	1,339	883
Total current assets	92,799	15,552
PROPERTY AND EQUIPMENT, NET	2,804	1,730
OTHER ASSETS
Debt issuance costs, net	206	237
Other non-current assets	19	1,717
Total assets	$95,828	$19,236
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,273	$2,414
Current portion of long-term debt	2,534	—
Convertible preferred stock warrant liability	—	291
Accrued expenses	6,287	5,084
Total current liabilities	11,094	7,789
LONG-TERM LIABILITIES
Long-term debt, less current portion	17,466	20,000
Other non-current liabilities	401	247
Total liabilities	28,961	28,036
COMMITMENTS AND CONTINGENCIES (See Note M)
CONVERTIBLE PREFERRED STOCK, issuable in series, $0.001 par value;
Authorized shares: none at June 30, 2015 and 44,567 at December 31, 2014
Issued and outstanding shares: none at June 30, 2015 and 44,317 at December 31, 2014	—	91,554
STOCKHOLDERS' EQUITY (DEFICIT) (see Note I)
Preferred stock, $0.001 par value per share:
Authorized shares: 10,000 at June 30, 2015 and none at December 31, 2014
Issued and outstanding shares: none	—	—
Common stock, $0.001 par value per share:
Authorized shares: 200,000 at June 30, 2015 and 62,276 at December 31, 2014
Issued and outstanding shares: 18,724 and 1,887 at June 30, 2015 and December 31, 2014	19	2
Additional paid-in capital	177,825	3,402
Accumulated other comprehensive loss	(3)	—
Accumulated deficit	(110,974)	(103,758)
Total stockholders' equity (deficit)	66,867	(100,354)
Total liabilities and stockholders' equity (deficit)	$95,828	$19,236
(1)	Amounts derived from the audited financial statements of Entellus Medical, Inc. included in its Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTELLUS MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$15,191	$12,498	$28,693	$22,673
Cost of goods sold	3,348	2,716	6,297	5,014
Gross profit	11,843	9,782	22,396	17,659
Operating expenses
Selling and marketing	9,815	8,163	19,702	15,885
Research and development	1,308	1,047	2,608	2,163
General and administrative	3,074	1,223	5,890	2,381
Total operating expenses	14,197	10,433	28,200	20,429
Loss from operations	(2,354)	(651)	(5,804)	(2,770)
Other income (expense)
Interest income	50	1	71	5
Interest expense	(562)	(523)	(1,481)	(944)
Other non-operating (expense) income	(2)	—	(2)	1
Total other expense, net	(514)	(522)	(1,412)	(938)
Net loss	$(2,868)	$(1,173)	$(7,216)	$(3,708)
Other comprehensive loss
Unrealized loss on short term investments, net of tax	(23)	—	(2)	—
Foreign currency translation loss, net of tax	(1)	—	(1)	—
Comprehensive loss	$(2,892)	$(1,173)	$(7,219)	$(3,708)
Net loss per share, basic and diluted	$(0.15)	$(0.81)	$(0.46)	$(2.59)
Weighted average common shares used to compute net loss per share, basic and diluted	18,718	1,455	15,647	1,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTELLUS MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(7,216)	$(3,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	414	294
Amortization of debt issuance costs	30	30
Amortization of premium on investments	198	—
Accretion of final payment fee on long-term debt	154	107
Deferred rent	(2)	(9)
Gain on disposal of equipment	—	(1)
Stock-based compensation	1,076	95
Changes in fair value of convertible preferred stock warrants	357	98
Changes in operating assets and liabilities:
Accrued interest income	(328)	—
Accounts receivables, net	(604)	(1,861)
Inventories	10	(540)
Prepaid expenses and other current assets	(456)	(1)
Other non-current assets	1,698	—
Accounts payable	(141)	696
Accrued expenses	1,206	930
Net cash used in operating activities	(3,604)	(3,870)
Cash flows from investing activities:
Purchase of property and equipment	(1,488)	(538)
Proceeds from sale of property and equipment	—	1
Purchase of investments	(83,586)	—
Proceeds from maturities of short-term investments	11,560	—
Net cash used in investing activities	(73,514)	(537)
Cash flows from financing activities:
Proceeds from stock options exercised	211	75
Proceeds from initial public offering, net of issuance costs	80,953	—
Repurchase of common stock	(1)	—
Net cash provided by financing activities	81,163	75
Net increase (decrease) in cash and cash equivalents	4,045	(4,332)
Cash and cash equivalents - beginning of period	3,484	7,709
Cash and cash equivalents - end of period	$7,529	$3,377
Supplemental cash flow information:
Cash paid for interest	$924	$621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTELLUS MEDICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE A.	ORGANIZATION

Nature of Business

Entellus Medical, Inc. (the “Company”) was incorporated in Delaware and its facilities are located in Plymouth, Minnesota. The Company is focused on the design, development and commercialization of products for the minimally invasive treatment of patients suffering from chronic sinusitis. The Company’s XprESS family of products is used by ear, nose and throat (“ENT”) physicians to treat patients with chronic sinusitis by opening narrowed or obstructed sinus drainage pathways using balloon sinus dilation performed in the physician office or the operating room. The Company currently sells product through its sales force in the United States and United Kingdom and to a limited number of additional countries through international distributors. The Company operates in one segment.

NOTE B.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The interim financial data as of June 30, 2015, is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company’s management, the interim data includes only normal and recurring adjustments necessary for a fair statement of the Company’s financial results for the three and six months ended June 30, 2015 and 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 that has been filed with the SEC.

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

Significant Accounting Policies

Other than the changes described below, there have been no changes in the Company’s significant accounting policies for the three and six months ended June 30, 2015, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Cash and Cash Equivalents

Cash equivalents are stated at fair value and include short-term, highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Cash equivalents consist of money market funds recorded at fair value and held-to-maturity corporate debt securities recorded at amortized costs.

Short-term and Long-term Investments

Short-term investments represent holdings of marketable securities in accordance with the Company’s investment policy and cash management strategy. Short-term investments are classified as available-for-sale and mature within 12 months from the balance sheet date. Investments with maturity dates greater than one year from the balance sheet date are classified as long-term investments. At the time that the maturity dates of these investments become one year or less, the securities are reclassified to short-term investments. The Company’s investments are recorded at fair value, with any unrealized gains and losses reported as a component of stockholders’ equity (deficit) until realized or until a determination is made that an other-than-temporary decline in market value has occurred. The cost of investments sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. These investments are deemed Level 2 assets under the fair value hierarchy as their fair value is determined under a market approach using valuation models that utilize observable inputs, including maturity date, issue date, settlements date, and current interest rates.

Deferred Offering Costs

Deferred offering costs were capitalized and consisted primarily of legal, accounting and other direct fees and costs related to the IPO. The deferred offering costs included in other non-current assets at December 31, 2014 were offset against the IPO proceeds upon the closing of the IPO in February 2015. There were no deferred offering costs capitalized as of June 30, 2015.

Convertible Preferred Stock Warrant Liability

The Company issued warrants to purchase shares of convertible preferred stock in connection with the Company’s entry into its original credit facility in October 2012. The warrants are recorded at fair value using the Black Scholes model. The fair value of these warrants is remeasured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the statements of operations and comprehensive loss. In connection with completion of the IPO, in January 2015, the Company performed the final remeasurement of the warrant liability. There were no costs and costs of $357 for the three and six months ended June 30, 2015, respectively, recorded as interest expense from the final remeasurement.

Upon the closing of the IPO, warrants to purchase shares of convertible preferred stock automatically converted into warrants to purchase shares of common stock. The Company reclassified the warrant liability to additional paid-in capital, as the warrants met the definition of an equity instrument.

Principles of Consolidation

The consolidated financial statements include the accounts of Entellus Medical, Inc., and its wholly owned subsidiary. All significant intercompany transactions and accounts have been eliminated. U.S. GAAP is applied when determining whether an entity is subject to consolidation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update, (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This standard will eliminate the transaction and industry specific revenue recognition guidance under current U.S. GAAP and replace it with a principles based approach for determining revenue recognition. The new guidance for private companies is effective for annual and interim periods beginning after December 15, 2017; however, under the Jumpstart Our Business Startups Act, the Company has the ability to defer the adoption to interim periods beginning after December 31, 2017. The Company is in the process of evaluating the impact of the adoption of this standard.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, (“ASU 2015-02”). The new consolidation standard amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for the annual period beginning after December 15, 2015, and for annual and interim periods thereafter. Early application is permitted. The adoption of ASU 2015-02 is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not believe that adoption of ASU 2015-03 will have a significant impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which requires inventory not measured using either the last in, first out or the retail inventory method to be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation.  The new standard will be effective January 1, 2017 and will be applied prospectively.  Early adoption is permitted.  The Company is in the process of evaluating the impact of the adoption of this standard.

NOTE C.	COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

	June 30,	December 31,
	2015	2014
Finished goods	$967	$859
Work in process	374	318
Raw materials	1,088	1,262
Total	$2,429	$2,439

Property and Equipment

	June 30,	December 31,
	2015	2014
Furniture and office equipment	$452	$401
Computer hardware and software	1,203	837
Laboratory equipment	1,976	1,427
Tooling and molds	1,237	1,237
Leasehold improvements	494	494
	$5,362	$4,396
Less accumulated depreciation and amortization	(3,177)	(2,768)
Property and equipment in progress	619	102
Total	$2,804	$1,730

Depreciation and amortization expense was $216 and $154 during the three months ended June 30, 2015 and 2014, respectively, and $414 and $294 during the six months ended June 30, 2015 and 2014, respectively.

Other Non-Current Assets

	June 30,	December 31,
	2015	2014
Security deposit on operating lease	$19	$19
Deferred offering costs	—	1,698
Total	$19	$1,717

Accrued Expenses

	June 30,	December 31,
	2015	2014
Compensation and commissions payable	$3,864	$3,001
Royalty payable	1,620	1,537
Other accrued expenses	803	546
Total	$6,287	$5,084

NOTE D.	LIQUIDITY AND BUSINESS RISKS

As of June 30, 2015, the Company had cash, cash equivalents and short-term investments of $79,355 and an accumulated deficit of $110,974. In February 2015, the Company completed its IPO by issuing 5,294 shares of common stock at an offering price of $17.00 per share, for net proceeds of approximately $80,953, after deducting underwriting discounts and commissions and offering expenses. Prior to the IPO, the Company financed its operations with a combination of revenue, private placements of convertible preferred securities and amounts borrowed under its credit facility. Following the IPO, the Company expects that its cash and cash equivalents, short-term investments, revenue and available debt financing arrangements will be sufficient to fund its operations through at least the next twelve months.

NOTE E.	SHORT-TERM INVESTMENTS

The Company determines the appropriate classification of its investments at the time of purchase and revaluates such determinations at each balance sheet date. Marketable securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded as cash equivalents on the balance sheet, based on contractual maturity date and are stated at amortized cost. Investments in marketable securities of $300 were classified as cash equivalents as of June 30, 2015.

Marketable securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Marketable securities classified as available-for-sale are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.

The following is a summary of the available-for-sale investments by type of instrument (included in short-term investments in the Condensed Consolidated Balance Sheet) as of June 30, 2015. As of December 31, 2014, there were no short or long-term investments.

		Unrealized	Unrealized
		Gain in	Losses in
		Accumulated	Accumulated
		Other	Other
	Amortized	Comprehensive	Comprehensive	Estimated
June 30, 2015	Cost	Income	Income	Fair Value
Short-Term
Commercial paper	$18,741	$17	$—	$18,758
Corporate bonds	28,112	—	(18)	28,094
Foreign assets	24,975	—	(1)	24,974
Total short-term investments	71,828	17	(19)	71,826
Total available-for-sale securities	$71,828	$17	$(19)	$71,826

Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the three and six months ended June 30, 2015. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost.

Contractual maturities of held-to-maturity and available-for-sale securities at June 30, 2015, are as follows:

Mature in one year or less	$71,826
Mature in 1-5 years	—
Total	$71,826

NOTE F.	FAIR VALUE MEASUREMENTS

As of June 30, 2015 and as of December 31, 2014, the carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximated their estimated fair values because of the short term nature of these financial instruments.

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

Short-term Investments

The following is a summary of available-for-sale investments by type of instrument measured at fair value on a recurring basis at June 30, 2015. As of December 31, 2014, there were no available-for-sale investments.

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$18,758	$—	$18,758
Corporate bonds	—	28,094	—	28,094
Foreign assets	—	24,974	—	24,974
Total	$—	$71,826	$—	$71,826

There were no transfers in and out of Level 1, Level 2 or Level 3 fair value measurement during the three and six months ended June 30, 2015.

Convertible Preferred Stock Warranty Liability

The following table sets forth a summary of the changes in the estimated fair value of the Company’s convertible preferred stock warrants, which represents financial instruments that were categorized as Level 3, according to the three-level fair value hierarchy.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Beginning of the period	$—	$208	$291	$211
Issued	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Reclassified to equity (1)	—	—	(648)	—
Change in fair value	—	101	357	98
End of the period	$—	$309	$—	$309

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

The fair market value of the convertible preferred stock prior to the IPO was determined using the option pricing method and the probability weighted expected return method. The fair value of the convertible preferred stock warrant liability was determined using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Expected life in years	N/A	8.3	7.5	8.3
Risk-free interest rate	N/A	2.1%	1.6%	2.1%
Expected dividend yield	N/A	0.0%	0.0%	0.0%
Expected volatility	N/A	50%	56%	50%

NOTE G.	DEBT

On May 19, 2015, the Company entered into an amendment to the Company’s amended and restated loan and security agreement (the “credit facility”) with Oxford Finance LLC (the “lender”) changing the Company’s obligations related to foreign subsidiaries.

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

As of June 30, 2015 and December 31, 2014, the Company has borrowed and had outstanding $20,000 of debt under the credit facility.

As of June 30, 2015 and as of December 31, 2014, the carrying amounts of debt approximates fair market value due to the fixed term nature of the credit facility. The fair value of the Company’s debt is considered a Level 3 measurement.

NOTE H.	CONVERTIBLE PREFERRED STOCK

In connection with the IPO in February 2015, the 44,317 shares of convertible preferred stock were converted into 11,404 shares of common stock, resulting in the reclassification of the related redeemable convertible preferred stock of $91,554 to common stock and additional paid-in-capital.

A summary of the Company’s convertible preferred stock is as follows (presented in actual amounts):

	June 30, 2015			December 31, 2014
		Number of			Number of	Number of
	Number of	shares		Number of	shares	shares
	Shares	issued and	Carrying	Shares	issued and	converted	Carrying
	authorized	outstanding	value	authorized	outstanding	common Stock	value
Series A	—	—	—	2,440,000	2,440,000	610,000	$2,963,745
Series B	—	—	—	4,986,188	4,986,188	1,246,547	8,988,134
Series C	—	—	—	3,717,329	3,717,329	1,254,375	14,937,389
Series D	—	—	—	15,310,943	15,310,943	3,827,736	29,822,047
Series E	—	—	—	18,112,611	17,862,611	4,465,653	34,842,241
Total	—	—	—	44,567,071	44,317,071	11,404,311	$91,553,556

NOTE I.	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

In connection with the IPO, the Company amended and restated its certificate of incorporation. The amended and restated certificate of incorporation authorizes 10,000 shares of preferred stock. As of June 30, 2015, no preferred stock had been issued.

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

A summary of the Company’s stock option activity and related information is as follows:

	Six Months Ended
	June 30,
	2015
			Weighted
			average	Aggregate
		Weighted	remaining	intrinsic
		average	contractual	value
	Options	exercise price	term	($000)
Outstanding, beginning of period	2,098	$7.38	8.8 years	$8,385
Granted	270	26.37
Exercised	(139)	1.51
Cancelled	—	—
Forfeited	(24)	9.18
Outstanding, end of period	2,205	$10.05	8.6 years	$27,548
Exercisable	532	$3.06	6.7 years	$10,066

The aggregate pre-tax intrinsic value of options exercised was $1,876 and $136 for the six months ended June 30, 2015 and 2014, respectively. The aggregate pre-tax intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise or June 30, 2015. The total cash received upon the exercise of options was $211 and $75 during the six months ended June 30, 2015 and 2014, respectively.

NOTE J.	STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense is reflected in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2015 and 2014, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of goods sold	$12	$2	$22	$5
Selling and marketing	138	23	225	40
Research and development	56	11	100	25
General and administrative	404	12	729	25
Total	$610	$48	$1,076	$95

The amount of unearned stock-based compensation currently estimated to be expensed through the year 2019 related to unvested employee stock-based payment awards as of June 30, 2015, is approximately $10,048. The weighted average period over which the unearned stock-based compensation is expected to be recognized as of June 30, 2015, is approximately 3.5 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional share-based payments.

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

The fair value of the options granted to employees or directors during the six months ended June 30, 2015 and 2014, was estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Six Months Ended
	June 30,
	2015	2014
Expected life in years	6.0	6.0
Risk-free interest rate	1.7%	1.9%
Expected dividend yield	0%	0%
Expected volatility	56%	65%
Weighted average fair value	$13.95	$2.08

NOTE K.	INCOME TAXES

We did not record a federal or state income tax benefit for our losses for the three and six months ended June 30, 2015 and 2014 due to our conclusion that full valuation allowance is required against our deferred tax assets.

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

The following table sets forth the computation of the Company’s net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Loss	$(2,868)	$(1,173)	$(7,216)	$(3,708)
Weighted average common stock outstanding	18,718	1,455	15,647	1,434
Net loss per share, basic and diluted	$(0.15)	$(0.81)	$(0.46)	$(2.59)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted earnings per share because such securities have an antidilutive impact due to losses reported:

	June 30,
	2015	2014
Convertible preferred stock outstanding	—	11,404
Convertible preferred stock warrants	—	38
Common stock warrants	38	—
Common stock options	2,205	1,284
Total	2,243	12,726

NOTE M.	COMMITMENTS AND CONTINGENCIES

Operating Leases

As of June 30, 2015, the Company has two leased facilities under operating lease agreements. The Company entered into a 41-month lease in February 2012, effective April 1, 2012, for its corporate headquarters. The Company entered into a 50-month lease on June 30, 2014, effective July 1, 2014, for additional distribution space in a second facility. On February 26, 2015, the Company exercised its right to extend the lease term of its manufacturing and corporate facility for an additional three years through August 2018. On June 30, 2015, the Company entered into amendments to each lease agreement, among other things, to expand the space occupied by the Company at the property at which the Company’s corporate headquarters are located, and to extend the term of each lease agreement through June 2021, with an option to extend for an additional term through June 2024. Rental payments on operating leases are charged to expense on a straight-line basis over the period of the lease. The lease agreement requires the Company to pay executory costs such as real estate taxes, insurance and repairs, and includes renewal and escalation clauses.

Approximate minimum annual future obligations which include monthly contractual lease payments under operating leases with initial terms in excess of one year are as follows:

2015 (remaining)	$104
2016	351
2017	366
2018	373
2019	381
2020 and thereafter	586
Total	$2,161

Total lease expense was approximately $84 and $70 for the three months ended June 30, 2015 and 2014, respectively, and $174 and $138 for the six months ended June 30, 2015 and 2014, respectively.

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

Minimally invasive balloon sinus dilation devices have enabled a shift towards office-based treatment of chronic sinusitis patients who are candidates for sinus surgery in the operating room. We believe this shift has been facilitated by our technology and clinical data, as well as procedure economics that are favorable to the healthcare system, patient and provider. Our XprESS family of products is used to treat patients with inflammation of the frontal, ethmoid, sphenoid and maxillary sinuses and is specifically designed for ease-of-use in the ENT physician office setting. Our XprESS family of products includes our XprESS Pro device, our XprESS LoProfile device and our XprESS Ultra device. We derive substantially all of our revenue from our XprESS family of products. Our XprESS family of products represented 96% of our revenue for the three and six months ended June, 30, 2015 and 95% of our revenue for the three and six months ended June 30, 2014. Our research and development efforts are focused on enhancing our XprESS family of products and broadening their indications for use. We are also the exclusive distributor of XeroGel.

Our direct sales force engages in sales efforts and promotional activities focused on ENT physicians. As of June 30, 2015, we employed a total of 114 full-time persons in our direct sales organization, representing an increase of 14 from the 100 persons we employed full-time as of June 30, 2014. We have expanded our sales force to include a total of 73 full quota-carrying representatives as of June 30, 2015, an expansion of 24% from our 59 full quota-carrying representatives as of June 30, 2014. For the second quarter of 2015, our full quota-carrying representatives sold at an annualized rate of approximately $750,000. We expect to continue to expand our sales force and staffing to further penetrate the sinusitis market. In addition, we invest substantial resources to educate ENT physicians and patients on the proven clinical advantages of stand-alone balloon sinus dilation.

We have a diverse customer base of ENT physicians, hospitals and ambulatory surgery centers, or ASCs, with no single customer accounting for more than 5% of our revenue during the three or six months ended June 30, 2015. Our customers are reimbursed by governmental and private health insurers for procedures using our products pursuant to reimbursement codes specific to the setting of the procedure. We manufacture all of our proprietary products at our 32,351 square foot facility in Plymouth, Minnesota, with components supplied by external suppliers. As of June 30, 2015, our manufacturing organization included 24 people. We expect the capacity of our current facility to be able to meet expected demand through at least the end of 2017. In the second quarter of 2015, we established a United Kingdom subsidiary and started the process of selling our products in certain European countries using a combination of direct sales representatives and a network of independent distributors, with experience in selling products into ENT markets in Europe.

For the three months ended June 30, 2015 we generated revenue of $15.2 million and had a net loss of $2.9 million compared to revenue of $12.5 million and a net loss of $1.2 million for the three months ended June 30, 2014. For the six months ended June 30, 2015 we generated revenue of $28.7 million and had a net loss of $7.2 million compared to revenue of $22.7 million and a net loss of $3.7 million for the six months ended June 30, 2014. We expect to continue to incur losses until at least 2016 as we expend resources to expand our organization to support planned sales growth and expansion while also continuing to invest in the development of next generation products and new products for the ENT market. As of June 30, 2015, we had an accumulated deficit of $111.0 million. Our primary sources of capital to date have been from sales of our products, private placements of our convertible preferred securities, amounts borrowed under our credit facility and completion of our initial public offering, or IPO. We operate in one segment.

In February 2015, we completed our IPO by issuing 5,294,117 shares of common stock at an offering price of $17.00 per share, for net proceeds to us of approximately $81.0 million after deducting underwriting discounts and commissions and offering expenses.

Components of Our Results of Operation

Revenue

We derive substantially all of our revenue from the sale of our XprESS family of products to ENT physicians, hospitals and ASCs. We derive additional revenue from the sale of XeroGel products, of which we are the exclusive distributor. Recent revenue growth has been driven by, and we expect our revenue to continue to increase in the future as a result of, increased physician awareness of the clinical efficacy of stand-alone balloon sinus dilation and our products and increasing insurance coverage for balloon sinus dilation procedures. Any reversal in these recent trends, however, could have a negative impact on our future revenue. In addition, we have expanded our sales and marketing infrastructure to help us drive and support revenue growth and intend to continue this expansion. Our revenue has fluctuated, and we expect our revenue to continue to fluctuate, from quarter to quarter due to a variety of factors.

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for personnel, including base salaries and bonus compensation, spending related to finance, information technology, human resource functions and stock-based compensation. Other general and administrative expenses include travel expenses, credit card processing fees, professional services fees, audit fees, insurance costs and general corporate expenses, including allocated facilities-related expenses. We expect general and administrative expenses to continue to increase in absolute dollars as we expand our commercial infrastructure to both drive and support our planned growth in revenue. We also expect to incur additional legal, accounting, insurance and other professional service fees associated with being a public company, which may increase further when we are no longer able to rely on the “emerging growth company” exemption we are afforded under the Jumpstart Our Business Startups Act of 2012.

Other Expense, Net

Other expense, net consists of interest expense payable under our credit facility and fair value adjustments related to our convertible preferred stock warrants, which, prior to our IPO, were accounted for as a liability and marked-to-market at each reporting period. In connection with our IPO, the warrants converted to warrants to purchase shares of our common stock.

Recent Accounting Pronouncements

See Note B of the Condensed Consolidated Financial Statements under the heading “Recent Accounting Pronouncements” for new accounting pronouncements or changes to accounting pronouncements during the three and six months ended June 30, 2015.

Results of Operations

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenue	$15,191	$12,498	$2,693	22%	$28,693	$22,673	$6,020	27%
Cost of goods sold	3,348	2,716	632	23%	6,297	5,014	1,283	26%
Gross profit	11,843	9,782	2,061	21%	22,396	17,659	4,737	27%
Gross margin	78%	78%	—	—	78%	78%	—	—
Operating expenses
Selling and marketing	9,815	8,163	1,652	20%	19,702	15,885	3,817	24%
Research and development	1,308	1,047	261	25%	2,608	2,163	445	21%
General and administrative	3,074	1,223	1,851	151%	5,890	2,381	3,509	147%
Total operating expenses	14,197	10,433	3,764	36%	28,200	20,429	7,771	38%
Loss from operations	(2,354)	(651)	(1,703)	262%	(5,804)	(2,770)	(3,034)	110%
Other expense, net	(514)	(522)	8	(2)%	(1,412)	(938)	(474)	51%
Net loss	$(2,868)	$(1,173)	$(1,695)	145%	$(7,216)	$(3,708)	$(3,508)	95%

Comparison of the Three and Six Months ended June 30, 2015 and 2014

Revenue

Revenue increased $2.7 million, or 22%, to $15.2 million during the three months ended June 30, 2015, compared to $12.5 million during the three months ended June 30, 2014. The growth in revenue was primarily attributable to an increase in sales of our XprESS family of products through broader account penetration.

Revenue increased $6.0 million, or 27%, to $28.7 million during the six months ended June 30, 2015, compared to $22.7 million during the six months ended June 30, 2014. The growth in revenue was primarily attributable to an increase in sales of our XprESS family of products through broader account penetration.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $0.6 million, or 23%, to $3.3 million during the three months ended June 30, 2015, compared to $2.7 million during the three months ended June 30, 2014. Cost of goods sold increased $1.3 million, or 26%, to $6.3 million during the six months ended June 30, 2015, compared to $5.0 million during the six months ended June 30, 2015. The increase in cost of goods sold for both periods was primarily attributable to the growth in sales of our XprESS family of products described above.

Gross margin for the three and six months ended June 30, 2015 remained relatively consistent compared to gross margin for the three and six months ended June 30, 2014. Although revenue per procedure and unit sales increased, the gross margin remained flat due to increased overhead costs.

Selling and Marketing Expenses

Selling and marketing expenses increased $1.6 million, or 20%, to $9.8 million during the three months ended June 30, 2015, compared to $8.2 million during the three months ended June 30, 2014. The increase was primarily attributable to a $0.7 million increase in salaries, benefits, stock-based compensation and other employee-related expenses and a $0.3 million increase in travel expenses as a result of increased headcount in our sales and marketing organizations. In addition, consulting and other selling and marketing expenses increased $0.6 million.

Selling and marketing expenses increased $3.8 million, or 24%, to $19.7 million during the six months ended June 30, 2015, compared to $15.9 million during the six months ended June 30, 2014. The increase was primarily attributable to a $1.9 million increase in salaries, benefits, stock-based compensation and other employee-related expenses and a $0.6 million increase in travel expenses as a result of increased headcount in our sales and marketing organizations. In addition, consulting expenses increased $0.4 million and other selling and marketing expenses increased $0.9 million.

Research and Development Expenses

R&D expenses increased $0.3 million, or 25%, to $1.3 million during the three months ended June 30, 2015, compared to $1.0 million during the three months ended June 30, 2014. The increase in R&D expenses was primarily due to an increase of $0.2 million in compensation and other employee-related expenses and $0.1 million in clinical trial costs.

R&D expenses increased $0.4 million, or 21%, to $2.6 million during the six months ended June 30, 2015, compared to $2.2 million during the six months ended June 30, 2014. The increase in R&D expenses was primarily due to an increase of $0.3 million in compensation and other employee-related expenses and $0.2 million in clinical trial costs, partially offset by a decrease of $0.1 million in other research and development expenses.

General and Administrative Expenses

General and administrative expenses increased $1.9 million, or 151%, to $3.1 million during the three months ended June 30, 2015, compared to $1.2 million during the three months ended June 30, 2014. The increase was primarily due to an increase of $0.8 million in salaries, stock-based compensation, benefits and other employee-related expenses. In addition, external consultant fees increased $0.3 million and insurance, legal and audit fees increased $0.2 million. Credit card processing fees, facility expenses and other general and administrative expenses accounted for the remaining increase.

General and administrative expenses increased $3.5 million, or 147%, to $5.9 million during the six months ended June 30, 2015, compared to $2.4 million during the six months ended June 30, 2014. The increase was primarily due to an increase of $1.7 million in salaries, stock-based compensation, benefits and other employee-related expenses. In addition, external consultant fees increased $0.6 million and insurance, legal and audit fees increased $0.5 million. Credit card processing fees, facility expenses and other general and administrative expenses accounted for the remaining increase.

Other Expense, Net

Other expense, net, reflected an expense of $0.5 million for each of the three months ended June 30, 2015 and 2014. The expense for 2015 and 2014 was primarily attributable to interest expense related to our credit facility.

Other expense, net, reflected an expense of $1.4 million during the six months ended June 30, 2015, compared to an expense of $0.9 million during the six months ended June 30, 2014. The increase in expense was primarily attributable to a $0.3 million increase associated with the revaluation of our then-outstanding convertible preferred stock warrants and a $0.3 million increase in interest expense related to our credit facility, partially offset by a $0.1 million increase in interest income related to our available for sale securities.

We performed the final revaluation of the preferred stock warrant liability in January 2015 in connection with the completion of the IPO.

Liquidity and Capital Resources

Overview

As of June 30, 2015, we had cash, cash equivalents and short-term investments of $79.4 million and an accumulated deficit of $111.0 million, compared to cash and cash equivalents of $3.5 million and an accumulated deficit of $103.8 million as of December 31, 2014. In February 2015, we completed our IPO by issuing 5,294,117 shares of common stock at an offering price of $17.00 per share, for net proceeds to us of approximately $81.0 million after deducting underwriting discounts and commissions and offering expenses payable by us. Our primary sources of capital prior to our IPO were from sales of our products, private placements of our convertible preferred securities and amounts borrowed under our credit facility.

We believe that our existing cash and cash equivalents, availability under our credit facility and revenue will be sufficient to meet our capital requirements and fund our operations through at least the end of 2016. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, or enter into a new credit facility. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.

Cash Flows

	Six Months Ended
	June 30,
(in thousands)	2015	2014
Net cash (used in) provided by:
Operating activities	$(3,604)	$(3,870)
Investing activities	(73,514)	(537)
Financing activities	81,163	75
Net increase (decrease) in cash and cash equivalents	$4,045	$(4,332)

Cash Used in Operating Activities

During the six months ended June 30, 2015, net cash used in operating activities was $3.6 million, consisting primarily of a net loss of $7.2 million, offset by a decrease in net operating assets of $1.4 million and by non-cash charges of $2.2 million. The decrease in net operating assets was primarily due to decreases in deferred offering costs due to completion of our IPO and an increase in accrued liabilities due to the growth in our sales organization, offset by increases accounts receivable and other current assets. Non-cash charges consisted primarily of stock-based compensation, depreciation, the change in fair value of convertible preferred stock warrants, amortization of premium on investments and the accretion of the final payment fee on our credit facility.

During the six months ended June 30, 2014, net cash used in operating activities was $3.9 million, consisting primarily of a net loss of $3.7 million and non-cash charges of $0.6 million, partially offset by an increase in net operating assets of $0.8 million. The increase in net operating assets was primarily due to increases in accounts receivable and inventory, partially offset by an increase in accrued expenses and accounts payable. Non-cash charges consisted primarily of depreciation, the accretion of the final payment fee on our credit facility, the change in the fair value of convertible preferred warrants and stock-based compensation.

Net Cash Used in Investing Activities

During the six months ended June 30, 2015, net cash used in investing activities was $73.5 million consisting of purchases of short-term investments, available-for-sale of $83.6 million and property and equipment of $1.5 million, partially offset by proceeds from short-term investment maturities of $11.6 million.

During the six months ended June 30, 2014, net cash used in investing activities was $0.5 million, consisting of the purchase of property and equipment.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2015, net cash provided by financing activities was $81.2 million, consisting of proceeds from the IPO of approximately $81.0 million and the remaining amount was primarily from proceeds from the exercise of stock options.

During the six months ended June 30, 2014, net cash provided by financing activities consisted primarily of proceeds from the exercise of stock options.

Credit Facility

In December 2013, we entered into an amended and restated credit facility with Oxford Finance LLC. On March 30, 2015, we entered into an amendment to the credit facility, changing our obligation to deliver consolidated financial statements from monthly to quarterly, so long as we are required to make periodic filings with the Securities and Exchange Commission, or SEC. On May 19, 2015, we entered into an amendment to the credit facility changing our obligations related to foreign subsidiaries. We refer to the amended and restated credit facility, as amended, as the credit facility. Under the credit facility, we can borrow up to a total of $25.0 million in three tranches at a fixed rate of 9.40%. The first tranche of $15.0 million was borrowed in December 2013, a portion of which was used to refinance the $7.5 million then-outstanding under the previous credit facility. The second tranche of up to $5.0 million was available through December 31, 2014, of which all was borrowed. The third tranche of up to $5.0 million is available at any time through December 31, 2015, subject to certain trailing six-month revenue milestones. The credit facility matures and all amounts borrowed thereunder are due on December 1, 2018. As a result of the $5.0 million borrowed during the three months ended December 31, 2014, all amounts borrowed under the credit facility are interest-only through January 2016 (24 months), after which we will make monthly payments of principal and interest. The interest-only period may be extended to 36 months based on funding and revenue milestones provided for in the credit facility.

In addition to the principal and interest payments under the credit facility, we are required to pay a final payment fee of 7.15% on all amounts outstanding, which is being accrued over the credit facility term and will be due at the earlier of maturity or prepayment. If we repay all of the amounts borrowed under the loan on or prior to maturity, we will also be required to pay prepayment fee equal to 0.75%. We may make principal payments during any interest only periods to reduce, but not repay in full, the outstanding principal balance of the loan without incurring any prepayment penalties. In this case, however, we would still be required to pay the final payment fee.

Our obligations under the credit facility are secured by a first priority security interest in substantially all of our assets, other than our intellectual property. There are no financial covenants contained in the credit facility and we are in compliance with the affirmative and restrictive covenants as of June 30, 2015. We have agreed not to pledge or otherwise encumber our intellectual property assets, except for permitted liens, as such terms are defined in the credit facility and except as otherwise provided for in the credit facility.

As of June 30, 2015, we have borrowed and have outstanding $20.0 million of debt under the credit facility.

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

Other than the changes described in Note B of the Condensed Consolidated Financial Statements, there have been no changes in our significant accounting policies for the three and six months ended June 30, 2015 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet partnerships, arrangements or other relationships with unconsolidated entities or others, often referred to as structured finance or special-purpose entities that are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

The following table sets out, as of June 30, 2015, our contractual obligations due by period.

	Payments Due by Period
	Less Than	1-3	3-5	More Than
	1 Year	Years	Years	5 Years	Total
(in thousands)
Debt obligations (1)	$2,534	$13,638	$5,258	$—	$21,430
Operating lease obligations (2)	275	732	762	392	2,161
Total	$2,809	$14,370	$6,020	$392	$23,591

(1)

The total amount outstanding under the credit facility was $20.0 million at June 30, 2015.  Assumes a 36-month amortization period for repayment of the debt.  The total debt amount is inclusive of the final payment fee of 7.15% due with the final payment.

(2)

We currently lease our headquarters and manufacturing facilities in Plymouth, Minnesota under leases that expire in June 2021.  We have entered into an agreement to lease approximately 19,700 square feet in additional space beginning in February 2016.

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

Credit Risk

As of June 30, 2015, our cash and cash equivalents were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenue from the sale of our XprESS family of products to hospitals, ASCs and physician offices. For the three and six months ended June 30, 2015, no single customer represented more than 5% of our revenue.

Foreign Currency Risk

Our business is conducted primarily in U.S. dollars and foreign transactions have been minimal. Any transactions that may be conducted in foreign currencies are not expected to have a material effect on our results of operations, financial position or cash flows.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

During the quarterly period ended June 30, 2015, we did not sell any securities that were not registered under the Securities Act of 1933, as amended.

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

ENTELLUS MEDICAL, INC.

Date: August 7, 2015	by:	/s/ Robert S. White
Robert S. White
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2015	by:	/s/ Thomas E. Griffin
Thomas E. Griffin
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Entellus Medical, Inc.	8-K	001-36814	3.1	02/03/15

3.2	Amended and Restated Bylaws of Entellus Medical, Inc.	8-K	001-36814	3.2	02/03/15

10.1	Letter Agreement with Brian E. Farley, dated April 2, 2015	8-K	001-36814	10.1	04/02/15

10.2	Third Amendment to Amended and Restated Loan and Security Agreement, dated May 19, 2015, by and among Oxford Finance LLC and Entellus Medical, Inc.					*

10.3	Commercial Lease dated February 27, 2012, by and between MU Plymouth Ponds LLC and Entellus Medical, Inc., related to 3600 Holly Lane North, Plymouth, MN	8-K	001-36814	10.1	07/07/15

10.3(a)	First Amendment to Commercial Lease dated June 30, 2015, by and between MU Plymouth Ponds LLC and Entellus Medical, Inc., related to 3600 Holly Lane North, Plymouth, MN	8-K	001-36814	10.1(a)	07/07/15

10.4	Commercial Lease dated June 30, 2015, by and between MU Plymouth Ponds LLC and Entellus Medical, Inc., related to 3500 Holly Lane North, Plymouth, MN	8-K	001-36814	10.2	07/07/15	**

10.4(a)	First Amendment to Commercial Lease dated June 30, 2015, by and between MU Plymouth Ponds LLC and Entellus Medical, Inc., related to 3500 Holly Lane North, Plymouth, MN	8-K	001-36814	10.2(a)	07/07/15

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					**

101.SCH	XBRL Taxonomy Extension Schema Document					**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					**

*        Filed herewith

**	Furnished herewith