Form 10-Q
period 2015-09-30
ENTELLUS MEDICAL INC
filed 2015-11-06
CIK 1374128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

On October 30, 2015, there were 18,788,325 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding.

ENTELLUS MEDICAL, INC.

As used in this report, the terms “we,” “us,” “our,” “Entellus Medical,” “Entellus” and the “Company” mean Entellus Medical, Inc., unless the context indicates another meaning.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENTELLUS MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2015	2014
	(unaudited)	(1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,705	$3,484
Short-term investments	65,225	—
Accrued interest income	192	—
Accounts receivable, net	10,169	8,746
Inventories	3,277	2,439
Prepaid expenses and other current assets	1,498	883
Total current assets	89,066	15,552
PROPERTY AND EQUIPMENT, NET	3,655	1,730
Debt issuance costs, net	192	237
Other non-current assets	34	1,717
Total assets	$92,947	$19,236
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$3,418	$2,414
Current portion of long-term debt	4,102	—
Convertible preferred stock warrant liability	—	291
Accrued expenses	7,463	5,084
Total current liabilities	14,983	7,789
LONG-TERM LIABILITIES
Long-term debt, less current portion	15,898	20,000
Other non-current liabilities	484	247
Total liabilities	31,365	28,036
COMMITMENTS AND CONTINGENCIES (See Note M)
CONVERTIBLE PREFERRED STOCK, issuable in series, $0.001 par value;
Authorized shares: none at September 30, 2015 and 44,567 at December 31, 2014
Issued and outstanding shares: none at September 30, 2015 and 44,317 at December 31, 2014	—	91,554
STOCKHOLDERS' EQUITY (DEFICIT) (see Note I)
Preferred stock, $0.001 par value per share:
Authorized shares: 10,000 at September 30, 2015 and none at December 31, 2014
Issued and outstanding shares: none	—	—
Common stock, $0.001 par value per share:
Authorized shares: 200,000 at September 30, 2015 and 62,276 at December 31, 2014; Issued and outstanding shares: 18,767 and 1,887 at September 30, 2015 and
December 31, 2014, respectively	19	2
Additional paid-in capital	178,596	3,402
Accumulated other comprehensive gain	12	—
Accumulated deficit	(117,045)	(103,758)
Total stockholders' equity (deficit)	61,582	(100,354)
Total liabilities and stockholders' equity (deficit)	$92,947	$19,236
(1)	Amounts derived from the audited financial statements of Entellus Medical, Inc. included in its Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTELLUS MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$14,804	$11,691	$43,497	$34,364
Cost of goods sold	3,431	2,501	9,728	7,515
Gross profit	11,373	9,190	33,769	26,849
Operating expenses
Selling and marketing	12,308	8,391	32,010	24,276
Research and development	1,392	972	4,000	3,135
General and administrative	3,230	1,386	9,120	3,767
Total operating expenses	16,930	10,749	45,130	31,178
Loss from operations	(5,557)	(1,559)	(11,361)	(4,329)
Other income (expense)
Interest income	47	—	118	5
Interest expense	(561)	(474)	(2,042)	(1,418)
Other non-operating (expense) income	—	—	(2)	1
Total other expense, net	(514)	(474)	(1,926)	(1,412)
Net loss	$(6,071)	$(2,033)	$(13,287)	$(5,741)
Other comprehensive loss
Unrealized gain on short term investments, net of tax	23	—	21	—
Foreign currency translation loss, net of tax	(8)	—	(9)	—
Comprehensive loss	$(6,056)	$(2,033)	$(13,275)	$(5,741)
Net loss per share, basic and diluted	$(0.32)	$(1.36)	$(0.80)	$(3.94)
Weighted average common shares used to compute net loss per share, basic and diluted	18,738	1,500	16,688	1,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTELLUS MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(13,287)	$(5,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	686	451
Amortization of debt issuance costs	45	44
Amortization of premium on investments	297	—
Accretion of final payment fee on long-term debt	230	161
Deferred rent	4	(15)
Gain on disposal of equipment	—	(1)
Stock-based compensation	1,776	159
Changes in fair value of convertible preferred stock warrants	357	151
Changes in operating assets and liabilities:
Accrued interest income	(192)	—
Accounts receivables, net	(1,432)	(1,374)
Inventories	(838)	(907)
Prepaid expenses and other current assets	(616)	192
Other non-current assets	1,684	(558)
Accounts payable	1,003	1,192
Accrued expenses	2,381	(13)
Net cash used in operating activities	(7,902)	(6,259)
Cash flows from investing activities:
Purchase of property and equipment	(2,611)	(630)
Proceeds from sale of property and equipment	—	1
Purchase of investments	(111,051)	—
Proceeds from maturities of short-term investments	45,551	—
Net cash used in investing activities	(68,111)	(629)
Cash flows from financing activities:
Proceeds from stock options exercised	282	207
Proceeds from initial public offering, net of issuance costs	80,953	—
Repurchase of common stock	(1)	—
Net cash provided by financing activities	81,234	207
Net increase (decrease) in cash and cash equivalents	5,221	(6,681)
Cash and cash equivalents - beginning of period	3,484	7,709
Cash and cash equivalents - end of period	$8,705	$1,028
Supplemental cash flow information:
Cash paid for interest	$1,394	$973

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

The interim financial data as of September 30, 2015, is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company’s management, the interim data includes only normal and recurring adjustments necessary for a fair statement of the Company’s financial results for the three and nine months ended September 30, 2015 and 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

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

Significant Accounting Policies

Other than the policies described below, there have been no changes in the Company’s significant accounting policies for the three and nine months ended September 30, 2015, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Cash and Cash Equivalents

Cash equivalents are stated at fair value and include short-term, highly liquid investments with remaining maturities of 90 days or less at the date of purchase. Cash equivalents consist of money market funds recorded at fair value and corporate debt securities recorded at amortized costs. Investments in marketable securities of $2,590 were classified as cash equivalents as of September 30, 2015.

Short-term Investments

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

Deferred Offering Costs

Deferred offering costs were capitalized and consisted primarily of legal, accounting and other direct fees and costs related to the IPO. The deferred offering costs included in other non-current assets at December 31, 2014 were offset against the IPO proceeds upon the closing of the IPO in February 2015. There were no deferred offering costs capitalized as of September 30, 2015.

Convertible Preferred Stock Warrant Liability

The Company issued warrants to purchase shares of convertible preferred stock in connection with the Company’s entry into its original credit facility in October 2012. The warrants are recorded at fair value using the Black Scholes model. The fair value of these warrants is remeasured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the statements of operations and comprehensive loss. In connection with completion of the IPO, in January 2015, the Company performed the final remeasurement of the warrant liability. There were no costs and costs of $357 for the three and nine months ended September 30, 2015, respectively, recorded as interest expense from the final remeasurement.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update, (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This standard will eliminate the transaction and industry specific revenue recognition guidance under current U.S. GAAP and replace it with a principles based approach for determining revenue recognition. In August 2015, the FASB issued ASU 2015-14 which defers the adoption of ASU 2014-09 to interim periods beginning after December 31, 2018 for companies under the Jumpstart Our Business Startups Act. The Company is in the process of evaluating the impact of the adoption of this standard.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new consolidation standard amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for the annual period beginning after December 15, 2015, and for annual and interim periods thereafter. Early application is permitted. The adoption of ASU 2015-02 is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance, which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not believe that adoption of ASU 2015-03 will have a significant impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires inventory not measured using either the last in, first out or the retail inventory method to be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation.  The new standard will be effective January 1, 2017 and will be applied prospectively.  Early adoption is permitted.  The Company is in the process of evaluating the impact of the adoption of this standard.

NOTE C.	COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

	September 30,	December 31,
	2015	2014
Finished goods	$1,360	$859
Work in process	430	318
Raw materials	1,487	1,262
Total	$3,277	$2,439

Property and Equipment

	September 30,	December 31,
	2015	2014
Furniture and office equipment	$520	$401
Computer hardware and software	2,033	837
Laboratory equipment	2,511	1,427
Tooling and molds	1,237	1,237
Leasehold improvements	574	494
	$6,875	$4,396
Less accumulated depreciation and amortization	(3,447)	(2,768)
Property and equipment in progress	227	102
Total	$3,655	$1,730

Depreciation and amortization expense was $272 and $157 during the three months ended September 30, 2015 and 2014, respectively, and $686 and $451 during the nine months ended September 30, 2015 and 2014, respectively.

Other Non-Current Assets

	September 30,	December 31,
	2015	2014
Security deposit on operating lease	$34	$19
Deferred offering costs	—	1,698
Total	$34	$1,717

Accrued Expenses

	September 30,	December 31,
	2015	2014
Compensation and commissions payable	$4,915	$3,001
Royalty payable	1,527	1,537
Other accrued expenses	1,021	546
Total	$7,463	$5,084

NOTE D.	LIQUIDITY AND BUSINESS RISKS

As of September 30, 2015, the Company had cash, cash equivalents and short-term investments of $73,930 and an accumulated deficit of $117,045. In February 2015, the Company completed its IPO by issuing 5,294 shares of common stock at an offering price of $17.00 per share, for net proceeds of approximately $80,953, after deducting underwriting discounts and commissions and offering expenses. Prior to the IPO, the Company financed its operations with a combination of revenue, private placements of convertible preferred securities and amounts borrowed under its credit facility. Following the IPO, the Company expects that its cash and cash equivalents, short-term investments, revenue and available debt financing arrangements will be sufficient to fund its operations through at least the next twelve months.

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

The following is a summary of the available-for-sale investments by type of instrument, which are included in short-term investments in the Condensed Consolidated Balance Sheet as of September 30, 2015. As of December 31, 2014, there were no short or long-term investments.

		Unrealized	Unrealized
		Gain in	Losses in
		Accumulated	Accumulated
		Other	Other
	Amortized	Comprehensive	Comprehensive	Estimated
September 30, 2015	Cost	Income	Income	Fair Value
Short-Term
Commercial paper	$26,726	$27	$—	$26,753
Corporate bonds	21,127	—	(3)	21,124
Foreign assets	17,351	—	(3)	17,348
Total available-for-sale securities	$65,204	$27	$(6)	$65,225

Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the three and nine months ended September 30, 2015. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost.

Contractual maturities of available-for-sale securities at September 30, 2015, are as follows:

Mature in one year or less	$65,225
Mature in 1-5 years	—
Total	$65,225

NOTE F.	FAIR VALUE MEASUREMENTS

As of September 30, 2015 and as of December 31, 2014, the carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximated their estimated fair values because of the short term nature of these financial instruments.

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

Short-term Investments

The following is a summary of available-for-sale investments by type of instrument measured at fair value on a recurring basis at September 30, 2015. As of December 31, 2014, there were no available-for-sale investments.

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$26,753	$—	$26,753
Corporate bonds	—	21,124	—	21,124
Foreign assets	—	17,348	—	17,348
Total	$—	$65,225	$—	$65,225

There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurement during the three and nine months ended September 30, 2015.

Convertible Preferred Stock Warranty Liability

The following table sets forth a summary of the changes in the estimated fair value of the Company’s convertible preferred stock warrants, which represents financial instruments that were categorized as Level 3, according to the three-level fair value hierarchy.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Beginning of the period	$—	$309	$291	$211
Issued	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Reclassified to equity (1)	—	—	(648)	—
Change in fair value	—	53	357	151
End of the period	$—	$362	$—	$362

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

The fair market value of the convertible preferred stock prior to the IPO was determined using the option pricing method and the probability weighted expected return method. The fair value of the convertible preferred stock warrant liability was determined using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Expected life in years	N/A	8.0	7.5	8.0
Risk-free interest rate	N/A	2.2%	1.6%	2.2%
Expected dividend yield	N/A	0.0%	0.0%	0.0%
Expected volatility	N/A	50%	56%	50%

NOTE G.	DEBT

On May 19, 2015, the Company entered into an amendment to the Company’s amended and restated loan and security agreement (the “credit facility”) with Oxford Finance LLC (the “lender”) changing the Company’s obligations related to foreign subsidiaries.

Under the credit facility, the Company can borrow up to a total of $25,000 in three tranches at a fixed rate of 9.40%. The first tranche of $15,000, including the refinance of $7,500 previously outstanding, was borrowed in December 2013. In connection with the funding of the first tranche, the Company paid a prorated final payment fee on the original credit facility of $143. The second tranche of up to $5,000 was available through December 31, 2014, of which $5,000 was borrowed during the three months ended December 31, 2014. The third tranche of up to $5,000 is available at any time through December 31, 2015, subject to the achievement by the Company of certain revenue milestones. As of September 30, 2015, the Company achieved the specified revenue milestones for the third tranche. The credit facility matures and all amounts borrowed thereunder are due on December 1, 2018. As a result of the $5,000 borrowed in 2014, all amounts borrowed under the credit facility are interest only through January 2016 (24 months), after which the Company will make monthly payments of principal and interest. The interest-only period may be extended to 36 months based on funding and revenue milestones provided for in the credit facility.

In addition to the principal and interest payments, under the credit facility the Company is required to pay a final payment fee of 7.15% on all amounts outstanding, which is being accrued over the credit facility term and shall be due at the earlier of maturity or prepayment. If the Company repays the amounts borrowed under the loan prior to maturity, the Company will also be required to pay a prepayment fee equal to 1.75% if the prepayment occurs prior to or on the first anniversary of the funding date with respect to a given borrowed amount or 0.75% if the prepayment occurs after the first anniversary of the funding date, in each case on all amounts borrowed other than the $5,000 borrowed during the three months ended December 31, 2014.

As of September 30, 2015 and December 31, 2014, the Company has borrowed and had outstanding $20,000 of debt under the credit facility.

As of September 30, 2015 and as of December 31, 2014, the carrying amounts of debt approximates fair market value due to the fixed term nature of the credit facility. The fair value of the Company’s debt is considered a Level 3 measurement.

NOTE H.	CONVERTIBLE PREFERRED STOCK

In connection with the IPO in February 2015, the 44,317 shares of convertible preferred stock were converted into 11,404 shares of common stock, resulting in the reclassification of the related redeemable convertible preferred stock of $91,554 to common stock and additional paid-in-capital.

A summary of the Company’s convertible preferred stock is as follows (presented in actual amounts):

	September 30, 2015			December 31, 2014
		Number of			Number of	Number of
	Number of	shares		Number of	shares	shares
	Shares	issued and	Carrying	Shares	issued and	converted	Carrying
	authorized	outstanding	value	authorized	outstanding	common Stock	value
Series A	—	—	—	2,440,000	2,440,000	610,000	$2,963,745
Series B	—	—	—	4,986,188	4,986,188	1,246,547	8,988,134
Series C	—	—	—	3,717,329	3,717,329	1,254,375	14,937,389
Series D	—	—	—	15,310,943	15,310,943	3,827,736	29,822,047
Series E	—	—	—	18,112,611	17,862,611	4,465,653	34,842,241
Total	—	—	—	44,567,071	44,317,071	11,404,311	$91,553,556

NOTE I.	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

In connection with the IPO, the Company amended and restated its certificate of incorporation. The amended and restated certificate of incorporation authorizes 10,000 shares of preferred stock. As of September 30, 2015, no preferred stock had been issued.

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

2015 Incentive Award Plan

In December 2014, the Company’s Board of Directors adopted, and in January 2015 the Company’s stockholders approved, the Company’s Incentive Award Plan (the “2015 Plan”). The 2015 Plan became effective in connection with the IPO, at which time the Company ceased making awards under the 2006 Plan. Under the 2015 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and certain other awards to individuals who are employees, officers, directors or consultants of the Company. A total of 1,346 shares of common stock were initially reserved for issuance under the 2015 Plan. In addition, the number of shares available for issuance under the 2015 Plan will be annually increased by an amount equal to the lesser of (A) 875 shares, (B) 4% of the outstanding shares of the Company’s common stock as of the last day of our immediately preceding fiscal year or (C) an amount determined by the Company’s Board of Directors.

A summary of the Company’s stock option activity and related information is as follows:

	Nine Months Ended
	September 30,
	2015
			Weighted
			average	Aggregate
		Weighted	remaining	intrinsic
		average	contractual	value
	Options	exercise price	term	($000)
Outstanding, beginning of period	2,098	$7.38	8.8 years	$8,385
Granted	351	25.70
Exercised	(182)	1.55
Cancelled	—	—
Forfeited	(36)	11.13
Outstanding, end of period	2,231	$10.67	8.5 years	$26,357
Exercisable	605	$4.31	6.8 years	$10,730

The aggregate pre-tax intrinsic value of options exercised was $2,745 and $1,368 for the nine months ended September 30, 2015 and 2014, respectively. The aggregate pre-tax intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise or September 30, 2015. The total cash received upon the exercise of options was $282 and $207 during the nine months ended September 30, 2015 and 2014, respectively.

NOTE J.	STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense is reflected in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of goods sold	$18	$3	$40	$8
Selling and marketing	203	38	428	78
Research and development	71	10	171	35
General and administrative	408	13	1,137	38
Total	$700	$64	$1,776	$159

The amount of unearned stock-based compensation currently estimated to be expensed through the year 2019 related to unvested employee stock-based payment awards as of September 30, 2015, is approximately $10,466. The weighted average period over which the unearned stock-based compensation is expected to be recognized as of September 30, 2015, is approximately 3.3 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional share-based payments.

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

The fair value of the options granted to employees or directors during the nine months ended September 30, 2015 and 2014, was estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Nine Months Ended
	September 30,
	2015	2014
Expected life in years	6.0	6.0
Risk-free interest rate	1.7%	1.9%
Expected dividend yield	0%	0%
Expected volatility	70%	64%
Weighted average fair value	$25.70	$2.08

NOTE K.	INCOME TAXES

We did not record a federal or state income tax benefit for our losses for the three and nine months ended September 30, 2015 and 2014 due to our conclusion that full valuation allowance is required against our deferred tax assets.

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

The following table sets forth the computation of the Company’s net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Loss	$(6,071)	$(2,033)	$(13,287)	$(5,741)
Weighted average common stock outstanding	18,738	1,500	16,688	1,456
Net loss per share, basic and diluted	$(0.32)	$(1.36)	$(0.80)	$(3.94)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted earnings per share because such securities have an antidilutive impact due to losses reported:

	September 30,
	2015	2014
Convertible preferred stock outstanding	—	11,404
Convertible preferred stock warrants	—	38
Common stock warrants	38	—
Common stock options	2,231	1,169
Total	2,269	12,611

NOTE M.	COMMITMENTS AND CONTINGENCIES

Operating Leases

As of September 30, 2015, the Company has two leased facilities under operating lease agreements. The Company entered into a 41-month lease in February 2012, effective April 1, 2012, for its corporate headquarters. The Company entered into a 50-month lease on June 30, 2014, effective July 1, 2014, for additional distribution space in a second facility. On February 26, 2015, the Company exercised its right to extend the lease term of its manufacturing and corporate facility for an additional three years through August 2018. On June 30, 2015, the Company entered into amendments to each lease agreement, among other things, to expand the space occupied by the Company at the property at which the Company’s corporate headquarters are located, and to extend the term of each lease agreement through June 2021, with an option to extend for an additional term through June 2024. Rental payments on operating leases are charged to expense on a straight-line basis over the period of the lease. The lease agreement requires the Company to pay executory costs such as real estate taxes, insurance and repairs, and includes renewal and escalation clauses.

Approximate minimum annual future obligations which include monthly contractual lease payments under operating leases with initial terms in excess of one year are as follows:

2015 (remaining)	$52
2016	351
2017	366
2018	373
2019	381
2020	389
2021	197
Total	$2,109

Total lease expense was approximately $83 and $83 for the three months ended September 30, 2015 and 2014, respectively and $257 and $221 for the nine months ended September 30, 2015 and 2014, respectively.

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

Minimally invasive balloon sinus dilation devices have enabled a shift towards office-based treatment of chronic sinusitis patients who are candidates for sinus surgery in the operating room. We believe this shift has been facilitated by our technology and clinical data, as well as procedure economics that are favorable to the healthcare system, patient and provider. Our XprESS family of products is used to treat patients with inflammation of the frontal, ethmoid, sphenoid and maxillary sinuses and is specifically designed for ease-of-use in the ENT physician office setting. Our XprESS family of products includes our XprESS Pro device, our XprESS LoProfile device and our XprESS Ultra device. We derive substantially all of our revenue from our XprESS family of products. Our XprESS family of products represented 93% of our revenue for the three months ended September 30, 2015 and 95% for the nine months ended September 30, 2015. Our XprESS family of products represented 95% of our revenue for the three and nine months ended September 30, 2014. Our research and development efforts are focused on enhancing our XprESS family of products and broadening their indications for use. We are also the exclusive distributor of XeroGel. In August 2015, we also entered into an agreement with Fiagon NA Corporation that, subject to certain limited exceptions for third parties that currently distribute Fiagon products, grants us exclusive distribution rights for Fiagon Image Guidance Systems, or Fiagon IGS, in physician offices and ambulatory surgery centers, or ASCs, in the United States and certain other U.S. territories.

Our direct sales force engages in sales efforts and promotional activities focused on ENT physicians. As of September 30, 2015, we employed a total of 126 full-time persons in our direct sales organization, representing an increase of 24 from the 102 persons we employed full-time as of September 30, 2014. We have expanded our sales force to include a total of 81 full quota-carrying representatives as of September 30, 2015, an expansion of 29% from our 63 full quota-carrying representatives as of September 30, 2014. For the third quarter of 2015, our full quota-carrying representatives sold at an annualized rate of approximately $700,000. We expect to continue to expand our sales force and staffing to further penetrate the sinusitis market. In addition, we invest substantial resources to educate ENT physicians and patients on the proven clinical advantages of stand-alone balloon sinus dilation.

We have a diverse customer base of ENT physicians, hospitals and ASCs, with no single customer accounting for more than 5% of our revenue during the three or nine months ended September 30, 2015. Our customers are reimbursed by governmental and private health insurers for procedures using our products pursuant to reimbursement codes specific to the setting of the procedure. We manufacture all of our proprietary products at our 32,351 square foot facility in Plymouth, Minnesota, with components supplied by external suppliers. As of September 30, 2015, our manufacturing organization included 26 people. We expect the capacity of our current facility to be able to meet expected demand through at least the end of 2017. In the second quarter of 2015, we established a United Kingdom subsidiary and started the process of selling our products in certain European countries using a combination of direct sales representatives and a network of independent distributors, with experience in selling products into ENT markets in Europe. Throughout the third quarter we increased our presence outside the United States as we added distributors.

For the three months ended September 30, 2015 we generated revenue of $14.8 million and had a net loss of $6.1 million compared to revenue of $11.7 million and a net loss of $2.0 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015 we generated revenue of $43.5 million and had a net loss of $13.3 million compared to revenue of $34.4 million and a net loss of $5.7 million for the nine months ended September 30, 2014. We expect to continue to incur losses until at least 2017 as we expend resources to expand our organization to support planned sales growth and expansion while also continuing to invest in the development of next generation products and new products for the ENT market. As of September 30, 2015, we had an accumulated deficit of $117.0 million. Our primary sources of capital to date have been from sales of our products, private placements of our convertible preferred securities, amounts borrowed under our credit facility and completion of our initial public offering, or IPO. We operate in one segment.

In February 2015, we completed our IPO by issuing 5,294,117 shares of common stock at an offering price of $17.00 per share, for net proceeds to us of approximately $81.0 million after deducting underwriting discounts and commissions and offering expenses.

Components of Our Results of Operation

Revenue

We derive substantially all of our revenue from the sale of our XprESS family of products to ENT physicians, hospitals and ASCs. We derive additional revenue from the sale of XeroGel and Fiagon IGS, products for which we are a distributor. Recent revenue growth has been driven by, and we expect our revenue to continue to increase in the future as a result of, increased physician awareness of the clinical efficacy of stand-alone balloon sinus dilation and our products and increasing insurance coverage for balloon sinus dilation procedures. Any reversal in these recent trends, however, could have a negative impact on our future revenue. In addition, we have expanded our sales and marketing infrastructure to help us drive and support revenue growth and intend to continue this expansion. Our revenue has fluctuated, and we expect our revenue to continue to fluctuate, from quarter to quarter due to a variety of factors.

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

Cost of Goods Sold and Gross Margin

Cost of goods sold for products we manufacture consists primarily of manufacturing overhead costs, material costs and direct labor. A significant portion of our cost of goods sold consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. We expect overhead costs as a percentage of revenue to continue to decrease as our production volume increases. Cost of goods sold for products we manufacture also includes depreciation expense for production equipment, amortization of leasehold improvements, shipping costs and royalty expense related to our licensing agreement with Acclarent, Inc. that is payable in connection with sales of substantially all of our manufactured products. For those products we sell as a distributor, our cost of goods sold consists primarily of transfer price. We expect cost of goods sold to increase in absolute dollars primarily as, and to the extent, our revenue grows.

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily product sales mix and prices, new products, the impact of distributor relationships, production volumes, manufacturing costs and product yields, and to a lesser extent the implementation of cost-reduction strategies. As a result of product mix and distributor relationships our gross margin may decrease over time.

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for personnel, including base salaries and bonus compensation, spending related to finance, information technology, human resource functions and stock-based compensation. Other general and administrative expenses include consulting expenses, travel expenses, credit card processing fees, professional services fees, audit fees, insurance costs and general corporate expenses, including allocated facilities-related expenses. We expect general and administrative expenses to continue to increase in absolute dollars as we expand our commercial infrastructure to both drive and support our planned growth in revenue. We also expect to incur additional legal, accounting, insurance and other professional service fees associated with being a public company, which may increase further when we are no longer able to rely on the “emerging growth company” exemption we are afforded under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.

Other Expense, Net

Other expense, net consists of interest expense payable under our credit facility and fair value adjustments related to our convertible preferred stock warrants, which, prior to our IPO, were accounted for as a liability and marked-to-market at each reporting period. In connection with our IPO, the warrants converted to warrants to purchase shares of our common stock. Other expense, net also includes interest income associated with our short-term investments.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers. This standard will eliminate the transaction and industry specific revenue recognition guidance under current U.S. generally accepted accounting principles, or U.S. GAAP, and replace it with a principles based approach for determining revenue recognition. In August 2015, the FASB issued ASU 2015-14 which defers the adoption of ASU 2014-09 to interim periods beginning after December 31, 2018 for companies under the JOBS Act. We are in the process of evaluating the impact of the adoption of this standard.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new consolidation standard amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for the annual period beginning after December 15, 2015, and for annual and interim periods thereafter. Early application is permitted. The adoption of ASU 2015-02 is not expected to have a material impact on our financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance, which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We do not believe that adoption of ASU 2015-03 will have a significant impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires inventory not measured using either the last in, first out or the retail inventory method to be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation.  The new standard will be effective January 1, 2017 and will be applied prospectively.  Early adoption is permitted.  We are in the process of evaluating the impact of the adoption of this standard.

Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenue	$14,804	$11,691	$3,113	27%	$43,497	$34,364	$9,133	27%
Cost of goods sold	3,431	2,501	930	37%	9,728	7,515	2,213	29%
Gross profit	11,373	9,190	2,183	24%	33,769	26,849	6,920	26%
Gross margin	77%	79%	—	—	78%	78%	—	—
Operating expenses
Selling and marketing	12,308	8,391	3,917	47%	32,010	24,276	7,734	32%
Research and development	1,392	972	420	43%	4,000	3,135	865	28%
General and administrative	3,230	1,386	1,844	133%	9,120	3,767	5,353	142%
Total operating expenses	16,930	10,749	6,181	58%	45,130	31,178	13,952	45%
Loss from operations	(5,557)	(1,559)	(3,998)	256%	(11,361)	(4,329)	(7,032)	162%
Other expense, net	(514)	(474)	(40)	8%	(1,926)	(1,412)	(514)	36%
Net loss	$(6,071)	$(2,033)	$(4,038)	199%	$(13,287)	$(5,741)	$(7,546)	131%

Comparison of the Three and Nine months ended September 30, 2015 and 2014

Revenue

Revenue increased $3.1 million, or 27%, to $14.8 million during the three months ended September 30, 2015, compared to $11.7 million during the three months ended September 30, 2014. The growth in revenue was primarily attributable to an increase in sales of our XprESS family of products through broader account penetration and increased sales of new products.

Revenue increased $9.1 million, or 27%, to $43.5 million during the nine months ended September 30, 2015, compared to $34.4 million during the nine months ended September 30, 2014. The growth in revenue was primarily attributable to an increase in sales of our XprESS family of products through broader account penetration and increased sales of new products.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $0.9 million, or 37%, to $3.4 million during the three months ended September 30, 2015, compared to $2.5 million during the three months ended September 30, 2014. Cost of goods sold increased $2.2 million, or 29%, to $9.7 million during the nine months ended September 30, 2015, compared to $7.5 million during the nine months ended September 30, 2015. The increase in cost of goods sold for both periods was primarily attributable to the growth in sales of our XprESS family of products and to a lesser extent increased sales of new products.

Gross margin for the three months ended September 30, 2015 decreased compared to gross margin for the three months ended September 30, 2014 due to changes in product mix as we added new product lines. Gross margin for the nine months ended September 30, 2015 remained relatively consistent compared to gross margin for the nine months ended September 30, 2014. Although unit sales increased, the gross margin remained flat due to increased overhead costs and to a lesser extent changes in product mix.

Selling and Marketing Expenses

Selling and marketing expenses increased $3.9 million, or 47%, to $12.3 million during the three months ended September 30, 2015, compared to $8.4 million during the three months ended September 30, 2014. The increase was primarily attributable to a $2.5 million increase in salaries, benefits, stock-based compensation, travel expenses and other employee-related expenses as a result of increased headcount in our sales and marketing organizations. In addition, advertising and promotional expenses increased $1.2 million.

Selling and marketing expenses increased $7.7 million, or 32%, to $32.0 million during the nine months ended September 30, 2015, compared to $24.3 million during the nine months ended September 30, 2014. The increase was primarily attributable to a $5.1 million increase in salaries, benefits, stock-based compensation, travel expenses and other employee-related expenses as a result of increased headcount in our sales and marketing organizations. In addition, consulting expenses increased $0.5 million and advertising and promotional expenses increased $1.8 million.

Research and Development Expenses

R&D expenses increased $0.4 million, or 43%, to $1.4 million during the three months ended September 30, 2015, compared to $1.0 million during the three months ended September 30, 2014. The increase in R&D expenses was primarily due to an increase of $0.2 million in compensation and other employee-related expenses.

R&D expenses increased $0.9 million, or 28%, to $4.0 million during the nine months ended September 30, 2015, compared to $3.1 million during the nine months ended September 30, 2014. The increase in R&D expenses was primarily due to increases of $0.5 million in compensation and other employee-related expenses and of $0.2 million in clinical trial expenses.

General and Administrative Expenses

General and administrative expenses increased $1.8 million, or 133%, to $3.2 million during the three months ended September 30, 2015, compared to $1.4 million during the three months ended September 30, 2014. The increase was primarily due to an increase of $0.7 million in salaries, stock-based compensation, benefits and other employee-related expenses. In addition, external consultant fees increased $0.7 million, and insurance and legal fees increased $0.3 million. Credit card processing fees, facility expenses and other general and administrative expenses accounted for the remaining increase.

General and administrative expenses increased $5.3 million, or 142%, to $9.1 million during the nine months ended September 30, 2015, compared to $3.8 million during the nine months ended September 30, 2014. The increase was primarily due to an increase of $2.4 million in salaries, stock-based compensation, benefits and other employee-related expenses. In addition, external consultant fees increased $1.6 million and insurance, legal and audit fees increased $0.8 million. Credit card processing fees, facility expenses and other general and administrative expenses accounted for the remaining increase.

Other Expense, Net

Other expense, net, reflected an expense of $0.5 million for each of the three months ended September 30, 2015 and 2014. The expense for 2015 and 2014 was primarily attributable to interest expense related to our credit facility.

Other expense, net, reflected an expense of $1.9 million during the nine months ended September 30, 2015, compared to an expense of $1.4 million during the nine months ended September 30, 2014. The increase in expense was primarily attributable to a $0.3 million increase associated with the revaluation of our then-outstanding convertible preferred stock warrants and a $0.3 million increase in interest expense related to our credit facility, partially offset by a $0.1 million increase in interest income related to our available for sale securities.

We performed the final revaluation of the preferred stock warrant liability in January 2015 in connection with the completion of the IPO.

Liquidity and Capital Resources

Overview

As of September 30, 2015, we had cash, cash equivalents and short-term investments of $73.9 million and an accumulated deficit of $117.0 million, compared to cash and cash equivalents of $3.5 million and an accumulated deficit of $103.8 million as of December 31, 2014. In February 2015, we completed our IPO by issuing 5,294,117 shares of common stock at an offering price of $17.00 per share, for net proceeds to us of approximately $81.0 million after deducting underwriting discounts and commissions and offering expenses payable by us. Our primary sources of capital prior to our IPO were from sales of our products, private placements of our convertible preferred securities and amounts borrowed under our credit facility.

We believe that our existing cash and cash equivalents, availability under our credit facility and revenue will be sufficient to meet our capital requirements and fund our operations through at least the end of 2017. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, or enter into a new credit facility. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.

Cash Flows

	Nine Months Ended
	September 30,
(in thousands)	2015	2014
Net cash (used in) provided by:
Operating activities	$(7,902)	$(6,259)
Investing activities	(68,111)	(629)
Financing activities	81,234	207
Net increase (decrease) in cash and cash equivalents	$5,221	$(6,681)

Cash Used in Operating Activities

During the nine months ended September 30, 2015, net cash used in operating activities was $7.9 million, consisting primarily of a net loss of $13.3 million, offset by a decrease in net operating assets of $2.0 million and by non-cash charges of $3.4 million. The decrease in net operating assets was primarily due to decreases in deferred offering costs due to completion of our IPO and an increase in accrued expenses and accounts payable due to the growth in our sales organization, offset by increases in accounts receivable, inventories and other current assets. Non-cash charges consisted primarily of stock-based compensation, depreciation, the change in fair value of convertible preferred stock warrants, amortization of premium on investments and the accretion of the final payment fee on our credit facility.

During the nine months ended September 30, 2014, net cash used in operating activities was $6.3 million, consisting primarily of a net loss of $5.7 million and an increase in net operating assets of $1.5 million, partially offset by non-cash charges of $0.9 million. The increase in net operating assets was primarily due to increases in accounts receivable and inventory, partially offset by an increase in accounts payable. Non-cash charges consisted primarily of depreciation, the accretion of the final payment fee on our credit facility, stock-based compensation and the change in the fair value of convertible preferred warrants.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2015, net cash used in investing activities was $68.1 million consisting of purchases of short-term investments, available-for-sale of $111.1 million and property and equipment of $2.6 million, partially offset by proceeds from short-term investment maturities of $45.6 million.

During the nine months ended September 30, 2014, net cash used in investing activities was $0.6 million, consisting of the purchase of property and equipment.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2015, net cash provided by financing activities was $81.2 million, consisting of net proceeds from the IPO of approximately $81.0 million and the remaining amount was primarily from proceeds from the exercise of stock options.

During the nine months ended September 30, 2014, net cash provided by financing activities consisted primarily of proceeds from the exercise of stock options.

Credit Facility

In December 2013, we entered into an amended and restated credit facility with Oxford Finance LLC. On March 30, 2015, we entered into an amendment to the credit facility, changing our obligation to deliver consolidated financial statements from monthly to quarterly, so long as we are required to make periodic filings with the Securities and Exchange Commission, or SEC. On May 19, 2015, we entered into an amendment to the credit facility changing our obligations related to foreign subsidiaries. We refer to the amended and restated credit facility, as amended, as the credit facility. Under the credit facility, we can borrow up to a total of $25.0 million in three tranches at a fixed rate of 9.40%. The first tranche of $15.0 million was borrowed in December 2013, a portion of which was used to refinance the $7.5 million then-outstanding under the previous credit facility. The second tranche of up to $5.0 million was available through December 31, 2014, of which all was borrowed. The third tranche of up to $5.0 million is available at any time through December 31, 2015, subject to certain trailing six-month revenue milestones. As of September 30, 2015, we achieved the specified revenue milestones for the third tranche. The credit facility matures and all amounts borrowed thereunder are due on December 1, 2018. As a result of the $5.0 million borrowed during the three months ended December 31, 2014, all amounts borrowed under the credit facility are interest-only through January 2016 (24 months), after which we will make monthly payments of principal and interest. The interest-only period may be extended to 36 months based on funding and revenue milestones provided for in the credit facility.

In addition to the principal and interest payments under the credit facility, we are required to pay a final payment fee of 7.15% on all amounts outstanding, which is being accrued over the credit facility term and will be due at the earlier of maturity or prepayment. If we repay the amounts borrowed under the loan prior to maturity, we will also be required to pay a prepayment fee equal to 1.75% if the prepayment occurs prior to or on the first anniversary of the funding date with respect to a given borrowed amount or 0.75% if the prepayment occurs after the first anniversary of the funding date, in each case on all amounts borrowed other than the $5.0 million borrowed during the three months ended December 31, 2014. We may make principal payments during any interest only periods to reduce, but not repay in full, the outstanding principal balance of the loan without incurring any prepayment penalties. In this case, however, we would still be required to pay the final payment fee.

Our obligations under the credit facility are secured by a first priority security interest in substantially all of our assets, other than our intellectual property. There are no financial covenants contained in the credit facility and we are in compliance with the affirmative and restrictive covenants as of September 30, 2015. We have agreed not to pledge or otherwise encumber our intellectual property assets, except for permitted liens, as such terms are defined in the credit facility and except as otherwise provided for in the credit facility.

As of September 30, 2015, we have borrowed and have outstanding $20.0 million of debt under the credit facility.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

Other than the changes described in Note B of the Condensed Consolidated Financial Statements, there have been no changes in our significant accounting policies for the three and nine months ended September 30, 2015 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet partnerships, arrangements or other relationships with unconsolidated entities or others, often referred to as structured finance or special-purpose entities that are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

The following table sets out, as of September 30, 2015, our contractual obligations due by period.

	Payments Due by Period
	Less Than	1-3	3-5	More Than
	1 Year	Years	Years	5 Years	Total
(in thousands)
Debt obligations (1)	$4,102	$13,961	$3,367	$—	$21,430
Operating lease obligations (2)	313	735	766	295	2,109
Total	$4,415	$14,696	$4,133	$295	$23,539

(1)

The total amount outstanding under the credit facility was $20.0 million at September 30, 2015.  Assumes a 36-month amortization period for repayment of the debt.  The total debt amount is inclusive of the final payment fee of 7.15% due with the final payment. As of September 30, 2015, we have accrued $0.5 million in ‘Other non-current liabilities’ in the Condensed Consolidated Balance Sheets.

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

Credit Risk

As of September 30, 2015, our cash and cash equivalents were maintained with two financial institutions in the United States, and our current deposits are likely in excess of insured limits. We have reviewed the financial statements of these institutions and believe they have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

Our accounts receivable primarily relate to revenue from the sale of our XprESS family of products to hospitals, ASCs and physician offices. For the three and nine months ended September 30, 2015, no single customer represented more than 5% of our revenue.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Securities

During the quarterly period ended September 30, 2015, we did not sell any securities that were not registered under the Securities Act of 1933, as amended.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

We expect to hold our 2016 annual meeting of stockholders, our first annual meeting as a public company, in June 2016. Stockholders interested in submitting a proposal for consideration at our 2016 annual meeting must do so by sending such proposal to our corporate secretary at Entellus Medical, Inc., 3600 Holly Lane North, Suite 40, Plymouth, Minnesota, 55447 Attention: Corporate Secretary.

Under the SEC’s proxy rules, we have set the deadline for submission of proposals to be included in our proxy materials for the 2016 annual meeting as January 29, 2016, which we believe is a reasonable time before we will begin to print and send our proxy materials for the 2016 annual meeting. Accordingly, in order for a stockholder proposal to be considered for inclusion in our proxy materials for the 2016 annual meeting, any such stockholder proposal must be received by our Corporate Secretary on or before January 29, 2016, and comply with the procedures and requirements set forth in Rule 14a-8 under the Exchange Act, as well as the applicable requirements of our Amended and Restated Bylaws. Any stockholder proposal received after January 29, 2016 will be considered untimely, and will not be included in our proxy materials.

In addition, stockholders interested in submitting a proposal outside of Rule 14a-8 must properly submit such a proposal in accordance with our Amended and Restated Bylaws not earlier than the one hundred twentieth (120th) day prior to the 2016 annual meeting and not later than the ninetieth (90th) day prior to the 2016 annual meeting or, if later, the tenth (10th) day following the day on which public disclosure of the date of the 2016 annual meeting is first made. Proposals submitted outside of these dates will be considered untimely and not properly brought before the annual meeting.

Item 6. Exhibits

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTELLUS MEDICAL, INC.

Date: November 6, 2015	by:	/s/ Robert S. White
Robert S. White
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2015	by:	/s/ Thomas E. Griffin
Thomas E. Griffin
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Entellus Medical, Inc.	8-K	001-36814	3.1	02/03/15

3.2	Amended and Restated Bylaws of Entellus Medical, Inc.	8-K	001-36814	3.2	02/03/15

10.1	Fiagon NA Distributor Agreement, effective 10 August 2015, by and between Fiagon NA Corporation and Entellus Medical, Inc.	8-K	001-36814	10.1	08/14/15	†

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					**

101.SCH	XBRL Taxonomy Extension Schema Document					**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					**

*        Filed herewith

**	Furnished herewith

†        Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.