Form 10-K
period 2015-12-31
ENTELLUS MEDICAL INC
filed 2016-02-25
CIK 1374128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $178 million based on the closing price for the common stock of $25.87 as reported on the Nasdaq Global Market on that date. Shares of common stock held by each executive officer, director, and holder of more than 10% of the registrant’s common stock have been excluded from this calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 11, 2016, there were 18,793,754 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Entellus Medical, Inc.

FORM 10-K

YEAR ENDED DECEMBER 31, 2015

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

PART I

Cautionary Note Regarding Forward-Looking Statements

Except for historical information, the matters discussed in this Annual Report on Form 10-K are forward looking statements that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated or indicated in any forward-looking statements as a result of various factors, including those set forth in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” Readers should also carefully review the risk factors described in the other documents that we file from time to time with the Securities and Exchange Commission, or the SEC. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. The forward-looking statements contained in this Annual Report include, but are not limited to, statements related to:

•	estimates of our annual total addressable market, future revenue, expenses, capital requirements and our needs for additional financing;
•	our ability to obtain additional financing in the future, on favorable terms or at all;
•	the implementation of our business model and strategic plans for our products, technologies and businesses;
•	competitive companies and technologies and our industry;
•	our ability to manage and grow our business by expanding our sales to existing customers or introducing our products to new customers;
•	third-party payor reimbursement and coverage decisions;
•	our ability to establish and maintain intellectual property protection for our products or avoid claims of infringement;
•	extensive government regulation;
•	the timing or likelihood of regulatory filings and approvals;
•	our ability to hire and retain key personnel;
•	the volatility of the trading price of our common stock;
•	our expectations regarding the use of proceeds from our initial public offering; and
•	our expectations about market trends.

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

Overview

We are a medical technology company focused on delivering superior patient and physician experiences through products designed for the minimally invasive treatment of chronic and recurrent sinusitis patients. Our XprESS family of products is used by ear, nose and throat, or ENT, physicians to treat patients with symptomatic inflammation of the nasal sinuses by opening narrowed or obstructed sinus drainage pathways using balloon sinus dilation. When used as a stand-alone therapy in the doctor’s office, our balloon sinus dilation products are the only devices proven in a sufficiently powered prospective, multicenter, randomized, controlled trial to be as effective as functional endoscopic sinus surgery, or FESS, the primary surgical treatment for chronic and recurrent sinusitis. Patients treated with our products in this trial in the ENT physician office also experienced faster recovery, less bleeding at discharge, less use of prescription pain medication and fewer post-procedure debridements than patients receiving FESS. We estimate that physicians have treated over 120,000 patients with our XprESS products since the launch of the first XprESS product in February 2010.

Chronic sinusitis is a common medical condition that, according to estimates from the Centers for Disease Control and Prevention, or CDC, impacts approximately 12% of the adult population aged 18 and over in the United States, or approximately 29 million people based on 2013 U.S. Census Bureau data, making it more prevalent than asthma or heart disease. In addition to the adult population, based on research published in The Laryngoscope in 2006, we estimate that approximately 6 million Americans under the age of 18 suffer from chronic sinusitis bringing the total U.S. prevalence to approximately 35 million. In November 2015, we received clearance from the U.S. Food and Drug Administration, or the FDA, for a pediatric indication related to our XprESS product line. This FDA clearance for the XprESS Multi-Sinus Dilation System expands the patient population to include treatment of maxillary sinuses in patients two years and older, and treatment of the frontal and sphenoid sinuses in patients 12 years and older. We believe we are the only company to have received FDA clearance for balloon sinus dilation to treat the frontal and sphenoid sinuses in adolescents.

Our addressable patient population consists of a portion of patients who undergo FESS, as well as patients who fail medical management, but do not undergo sinus surgery. We currently estimate the annual total addressable market for our products in the United States to be approximately 690,000 patients, which, based on our estimate of the average revenue per procedure in the balloon sinus dilation market, represents an annual market opportunity of more than $1.0 billion.

In the second quarter of 2015, we established a United Kingdom subsidiary and started the process of selling our products in certain European countries using a combination of direct sales representatives and a network of independent distributors, with experience in selling products into ENT markets in Europe. Throughout 2015, we increased our presence outside the United States as we added distributors. Financial information about our revenues from and assets located in foreign countries is included in Note O of our consolidated financial statements.

Minimally invasive balloon sinus dilation devices have enabled a shift towards office-based treatment of chronic sinusitis patients who are candidates for sinus surgery in the operating room. We believe this shift has been facilitated by our technology and clinical data, as well as procedure economics that are favorable to the healthcare system, patient and provider. Our XprESS family of products is used to treat patients with inflammation of the frontal, ethmoid, sphenoid and maxillary sinuses and is specifically designed for ease-of-use in the ENT physician office setting. Patients treated in the physician office setting with our products under local anesthesia report high levels of comfort during the procedure, fast recovery and durable symptom relief, all in a procedure that reduces costs to the patient and healthcare system compared to FESS. Our research and development efforts are focused on enhancing our XprESS family of products, broadening their indications for use and expanding the ability for physicians to treat more patients with minimally invasive approaches.

We currently sell our products through a direct sales force in the United States and United Kingdom and to a limited number of additional countries through international distributors. Our commercial organization consists of our sales, marketing and reimbursement personnel, and has grown from 47 people as of December 31, 2010, to 153 people as of December 31, 2015, which includes 86 full quota-carrying representatives as of December 31, 2015. We intend to continue to grow our sales force in order to further penetrate the sinusitis market. As of December 31, 2015, we estimate that over 1,600 accounts are purchasing our balloon sinus dilation products for use by the ENT surgeon. Health insurance coverage for stand-alone balloon sinus dilation performed in the physician office setting is in place with Medicare, certain Medicaid programs and other third-party payors, which cover approximately 221 million persons in the United States as of December 31, 2015. In addition, as of December 31, 2015, coverage for hybrid procedures involving balloon sinus dilation performed together with FESS in the operating room was available for approximately 247 million persons in the United States.

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

According to estimates from the CDC, approximately 12% of the adult population aged 18 and over in the United States is affected by chronic sinusitis, or approximately 29 million people using 2013 U.S. Census Bureau data. Based on research published in The Laryngoscope in 2006, approximately 6 million persons under the age of 18 also suffer from chronic sinusitis bringing the total U.S. prevalence to approximately 35 million people. Chronic sinusitis is associated with substantial healthcare utilization and expenditure and ranks as one of the ten costliest physical health conditions, contributing to an estimated $8.6 billion in direct healthcare costs in the United States. The latest CDC ambulatory medical surveys estimated that chronic sinusitis resulted in 12.3 million physician visits annually in the United States in each of 2009 and 2010, of which an estimated 8.1 million were to primary care physicians, 2.8 million were to ENT physicians, and the remainder were to hospital outpatient facilities and emergency rooms. We estimate that the 2.8 million annual patient visits to ENT physicians in the United States represent approximately 1.23 million distinct patients seen annually by ENT physicians. Primary care and ENT physicians rely on medical management for first-line therapy to treat chronic sinusitis. In cases where patients remain symptomatic despite multiple rounds of medical management, a physician may recommend FESS or balloon sinus dilation combined with FESS, or in cases of uncomplicated chronic sinusitis, may recommend stand-alone balloon sinus dilation. Uncomplicated chronic sinusitis is sinus disease that does not include fungus, extensive polyps, or inflammation and infection of the bones below the sinus mucosa. We estimate that, of the 1.23 million adult patients aged 18 and over in the United States with chronic sinusitis who were expected to be seen by ENT physicians in 2015, 552,000 underwent FESS, while 493,000 had symptoms relieved by medical management and 188,000 failed medical management but elected not to undergo FESS.

We estimate the annual total addressable market for our products in the United States is approximately 690,000 patients, which, based on our estimate of the average revenue per procedure in the balloon sinus dilation market, represents an annual market opportunity of more than $1.0 billion. Our addressable patient population consists of a portion of patients who undergo FESS, as well as patients who fail medical management but do not undergo sinus surgery. We believe that out of the adult patients aged 18 and over in the United States who are expected to undergo FESS procedures in 2016, approximately 55% are well-suited for office-based balloon treatment because they present with uncomplicated sinusitis and do not require a septoplasty procedure to correct a severely deviated septum, and approximately 30% are well-suited for treatment with a hybrid balloon sinus dilation procedure in the operating room along with a FESS procedure due to the location and nature of their sinusitis. In addition, we believe that approximately 85% of the patients who fail medical management but do not undergo FESS represent a significant market opportunity, as these patients currently avoid sinus surgery, seek a non-surgical alternative procedure to FESS after fewer episodes of failed medical management, or are increasingly referred by primary care physicians to ENT physicians for their chronic sinusitis. We estimate this current market opportunity to be approximately 160,000 patients annually in the United States, and believe that patient population will increase and be amenable to balloon sinus dilation as the body of experience and clinical evidence supporting the benefits of office-based balloon sinus dilation continues to grow.

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

While medical management can be effective, its effect is often temporary, and it is unable to address the underlying anatomical issues such as chronically narrowed or obstructed sinus drainage pathways that may be contributing to the condition. Even where medical management is effective, prolonged medication use can give rise to undesirable side effects. For example, frequent use of antibiotics can lead to the development of antibiotic resistance and repeated use of decongestant sprays can cause nasal congestion rebound, or an increase in nasal congestion after stoppage of use. Similarly, prolonged use of oral steroids can produce potentially serious side effects such as aggressive behavior, sleeplessness, glaucoma, bone loss, weight gain, high blood pressure and psychosis. Medical management also represents an ongoing expense to patients and payors. Based upon published studies, we estimate that approximately 60% of chronic sinusitis patients who are seen by ENT physicians and receive medical management remain symptomatic.

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

While FESS is often effective at treating chronic sinusitis, FESS results in irreversible changes to the anatomy and significant postoperative pain, discomfort and recovery time. In addition, postoperative debridement is unpleasant for the patient and costly to the healthcare system. Although FESS is the standard of care, approximately 7% to 12% of FESS patients require revision surgery, often as a result of ongoing inflammation and scarring associated with the procedure. Within the first year following a FESS procedure, approximately 64% of patients experience recurrent symptoms. In addition, given the use of surgical tools in close proximity to the brain, eyes and other critical anatomy, the potential for significant complications is a concern of physicians and patients alike. The risks of FESS, particularly in the frontal sinuses, cause some ENT physicians to avoid performing surgery in the frontal sinus drainage pathway. Major complications, such as cerebral spinal fluid leaks, swelling of the eye or blindness, occur in approximately 1% of FESS procedures. We believe that patient concerns about undergoing sinus surgery, postoperative discomfort, multiple days of recovery time and potential complications can make patients hesitant to undergo FESS. As an example, in our REMODEL trial, 14 of 75 patients randomized to the FESS arm of the trial refused surgical treatment and withdrew from the study. Eight of these patients indicated they were withdrawing because they did not want to undergo surgical treatment, one indicated withdrawal because the person’s primary physician recommended not undergoing FESS, three indicated they were withdrawing due to other non-sinus medical conditions or a lack of time available for follow-up, and two were found to have exclusion criteria upon further review. Only two of 76 patients randomized to balloon sinus dilation indicated they were withdrawing before treatment because of not wanting the balloon procedure.

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

ENT physicians are increasingly treating more complicated sinusitis patients in the office with a procedure known as mini-FESS. This procedure combines office-based balloon sinus dilation of the obstructed sinus drainage pathways with limited excision of adjacent tissue, including polyp removal, removal of diseased ethmoid air cells, or reduction of enlarged turbinates. We expect the adoption of mini-FESS procedures will broaden the population of patients treatable with office-based balloon sinus dilation products. We believe this trend will be enhanced as ENT physicians prescribe on-label as well as off-label use of steroids in nasal irrigations to reduce polyp recurrence and promote healing following excision of sinus tissue.

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

Our Competitive Strengths

We are focused exclusively on the treatment of chronic sinusitis, one of the most common medical conditions in the United States resulting in patient visits to physicians. Our XprESS Multi-Sinus Dilation devices, FocESS Sinuscopes, MiniFESS surgical instruments and PathAssist tools represent a broad product line of minimally invasive technologies, for treating chronic sinusitis patients after failed medical management. In August 2015, we also entered into an agreement with Fiagon NA Corporation, or Fiagon, that, subject to certain limited exceptions for third parties that currently distribute Fiagon products, grants us exclusive distribution rights for Fiagon Image Guidance Systems, or Fiagon IGS, in physician offices and ambulatory surgery centers, or ASCs, in the United States and certain other U.S. territories. Our products are designed to further transition the treatment of uncomplicated chronic sinusitis from the operating room to the physician office setting. We believe our following competitive strengths will help drive further adoption of our products:

•

Focus on physician office treatment of sinusitis—We believe the majority of sinusitis patients who fail medical management can be treated in the physician office with a stand-alone, office-based balloon sinus dilation procedure. To facilitate the adoption of these procedures, we have focused our product development on creating treatment solutions that are effective, easy to perform and well-tolerated by an awake patient. We educate physicians about our clinical data, which demonstrates efficacy in a broad spectrum of patients who are well-suited for treatment in the ENT physician office setting and about the procedure economics that are favorable to the patient, provider and healthcare system.

•

Significant body of clinical data—We have developed a significant body of clinical data supporting the safety and effectiveness of our products. We have sponsored one meta-analysis, and eight clinical studies in which a total of 696 patients were treated with our products and followed to assess safety, and of which 538 patients were followed for an extended period of six, 12 or 24 months to assess long-term efficacy. Our clinical data shows clinically meaningful results across a broad set of clearly defined patient groups. Our REMODEL randomized trial demonstrated that when our balloon sinus dilation devices were used as a stand-alone therapy in the physician office setting, patients experienced similar efficacy rates, faster recovery times, less bleeding at discharge, less use of prescription pain medication and fewer post-procedure debridements than patients receiving FESS. Our XprESS Multi-Sinus Study further demonstrated the efficacy of our products in a broader population of chronic sinusitis patients. Additionally, one of the challenges associated with trans-nasal balloon treatment of the maxillary sinus is the lack of visualization of the ostia. We have completed a cadaver study that demonstrated our XprESS balloon sinus dilation device could consistently and effectively treat the maxillary ostia without puncturing tissue and creating a false channel into the sinus. We believe the data from the cadaver study is unique to our product and partially responsible for driving adoption of office-based balloon sinus dilation in treating maxillary sinuses, the sinus most commonly treated with FESS.

•

Competitive advantages over other balloon sinus dilation products—Our products are intuitive and easy to use because they are placed into the diseased sinus like a sinus seeker, a tool commonly used by ENT physicians. Our XprESS family of devices provides depth markings and tactile feel with a controllable tip to allow a user to gently access the ostia and visualize the device insertion depth. Our XprESS products also have fewer components than other balloon sinus dilation products, and come with a shaping tool that can bend our XprESS device so that a single device can be used to treat all diseased sinuses in a single procedure. For accessing the approach to the maxillary sinus, our XprESS Ultra provides a small profile, having a 1.5 millimeter diameter ball tip and an adjustable 135-degree angle, compared to a guide catheter used by our main competitor that is 107% larger in diameter and limited to a fixed 110-degree angle. Furthermore, in our XprESS devices, a slideable balloon is used enabling the balloon to be kept out of the way when the device is advanced into a sinus opening, which allows the user to better visualize and enter the sinuses. Our XprESS products enable unique confirmation methods such as controlled excursion of transilluminated light to confirm entry into the frontal sinus, and for accessing the maxillary ostia, observation of the ball tip as it deflects or transilluminates the uncinate process, thereby enhancing the accuracy of sinus access. Our XprESS LoProfile and XprESS Ultra Multi-Sinus Dilation Systems provide further convenience for office users by having a self-contained, battery-powered light source, eliminating the need for a separate light cord or xenon lamp light source associated with competing product offerings. While these methods are designed to eliminate the need for confirmation via an image guidance system, our distribution agreement with Fiagon allows us to offer physicians the option of additional confirmation via image guidance systems. The Fiagon IGS offers a smaller footprint than traditional operating room-based image guidance systems, which we believe makes it ideally suited for adaptation to the ENT physician office.

•

Demonstrated to comfortably treat sinusitis patients—Our products are designed to provide patient comfort during office-based procedures. Four of our clinical studies demonstrate that awake patients treated in the physician office with our products are comfortable, with patient mean pain scores ranging from 1.8 to 3.2 on a zero to ten scale where zero is no pain. We also believe that our products facilitate comfortable patient treatment because, unlike our main competitor, they do not require the use of a guidewire that can contact the non-anesthetized interior of a treated sinus and cause patient discomfort.

•

Comprehensive and broad IP portfolio—As of December 31, 2015, we had 29 issued U.S. patents and 14 pending U.S. patent applications. Our intellectual property portfolio covers the current and anticipated future XprESS products with at least 13 issued U.S. patents, at least seven pending U.S. patent applications and multiple pending foreign applications.

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

XprESS Multi-Sinus Dilation Product Family

Our XprESS Multi-Sinus Dilation family of products consists of our XprESS Pro device, our XprESS LoProfile device and our XprESS Ultra device. The XprESS LoProfile device and the XprESS Ultra device are always sold with our LED Light Fiber. These disposable devices open an obstructed or narrowed drainage pathway of a sinus cavity by means of trans-nasal balloon sinus dilation. These devices combine multiple functions in a hand-held, single, easy-to-use, cost-effective and minimally invasive device designed for efficient balloon sinus dilation procedures in the physician office or operating room. Our XprESS devices combine the features of balloon sinus dilation, suction, irrigation and light confirmation, all integrated into a single-use device shaped to feel like a sinus seeker, a tool used regularly by ENT physicians to probe for sinus openings and drainage pathways. Our XprESS Pro device is compatible with the Fiagon IGS and enables tracking of the tip of the XprESS device allowing for additional confirmation of device placement.

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

PathAssist tools and XeroGel Nasal Packing Material

FocESS Sinuscopes

Our FocESS Sinuscopes provide ENT physicians with an easy-to-use solution for endoscopic visualization during a sinus procedure. The scopes are 3.0 millimeters in diameter, which we believe makes them suited for use in tight and inflamed nasal anatomy. These high definition scopes come in three viewing angles; zero-degree, 30-degree and 45-degree to enable physicians unique views during sinus procedures.

MiniFESS Surgical Instruments

Our MiniFESS family of surgical instruments includes eight devices designed to enable physicians to perform several traditional surgical procedures with ease and confidence. These devices include a turbinate forceps, two Blakesley thru-cutters, a 2.5 millimeter Takahashi forceps, a sickle knife and Blakesley forceps in zero-degree, 45-degree and 90-degree orientations, respectively. Each device is designed to be used in specific sinus procedures, which enables them to be utilized easily in the office setting on appropriate patients. In addition, our Turbinate forceps product enables physicians to create greater space in tight anatomy through the controlled and precise compression of an enlarged middle turbinate, which we believe can make sinus procedures easier for physicians to perform.

Fiagon Image Guidance System

In August 2015, we entered into a five-year distribution agreement with Fiagon. Subject to certain exceptions for third parties that currently distribute the Fiagon products, during the term of the agreement, we will be the exclusive distributor of certain Fiagon surgical navigation systems, components, parts and related ancillary products to ENT physicians in physician offices, clinics and surgery centers, but excluding hospitals, located in the United States and certain other U.S. territories. We will also be the exclusive distributor of Fiagon GuideWires attached to or sold with our balloon products to hospitals in the United States and certain other U.S. territories.

The Fiagon IGS consists of a navigation unit, navigation sensor, software instruments and a patient localizer. The system is designed to be integrated into any endoscopy tower. We believe the easy-to-use interface, compact size and flexibility of the Fiagon IGS are advantages over traditional image guidance systems that require much larger physical footprints. Further, the Fiagon IGS has the capability to track our XprESS Pro device, providing physicians an added layer of confidence in device placement when desired. We believe the Fiagon IGS will help in the adoption of our products in treating more complex anatomical structures. In addition, the Fiagon IGS offers several additional disposable products including trackable suction and sinus-seeker like devices.

Under the terms of the distribution agreement, Fiagon has agreed not to collaborate with or support our competitors or any company intending to develop or commercialize products that are competitive with the Fiagon products described above or our balloon products in the United States and certain other U.S. territories during the term of the agreement.

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

Clinical Results and Studies

Overview

We have developed a significant body of clinical data supporting the safety and effectiveness of our products. We have sponsored one meta-analysis and eight clinical studies in which a total of 696 patients were treated with our products and followed to assess safety, and 538 patients were followed for an extended period of six to 24 months to assess long-term efficacy. Over 50 different clinical investigators participated in these clinical studies. Our clinical evidence includes the only published meta-analysis of patient-level data for stand-alone balloon dilation and the only published randomized trial with sufficient statistical power to demonstrate advantages of a nonsurgical treatment compared to traditional FESS for the treatment of chronic sinusitis. While we are aware of a limited number of studies comparing balloon dilation to FESS, these studies were small single-center studies that were under-powered, meaning their sample sizes were too small to prove their endpoints with sufficient statistical power. In contrast, the sample size for the REMODEL trial was calculated with sufficient statistical power (90%) at a one-sided alpha level of 0.025 to prove the two primary endpoints and hypotheses. The minimum required sample size was 72 patients (36 in each arm) and the trial exceed this requirement, with 130 patients completing 12-month follow-up. Our REMODEL prospective, multicenter, randomized, controlled trial demonstrated that when our balloon sinus dilation products were used as a stand-alone therapy performed in the ENT physician office, patients experienced better recovery outcomes and similar efficacy to FESS. Throughout all our clinical studies, symptom reduction was shown in a broad set of clearly defined patient groups, including those presenting with chronic sinusitis, mild to moderate septal deviations, multisinus disease including disease in all eight sinuses or sinusitis present in any combination of the sinuses, and accessory ostia, which are multiple drainage pathways from the maxillary sinus. We also completed two additional studies in which our products were studied in cadaver specimens. The first cadaver study demonstrated effective and accurate trans-nasal entrance through the maxillary ostia with our XprESS device. The second cadaver study demonstrated that access to frontal sinuses using our XprESS device with transillumination is as effective as placement of a probe with a CT image guidance system.

Efficacy endpoints measured in our clinical studies included the success rate of balloon sinus dilation of the targeted sinus pathway, symptom improvement using the validated Sino-Nasal Outcomes Test, or SNOT-20, quality of life, or QOL, survey, ostial patency rate, change in the number of sinusitis episodes after treatment, and revision surgery rate. The SNOT-20 QOL survey is used with patients to rate the severity of 20 different sinusitis symptoms on a scale of 0, or no problem, to 5, or problem as bad as it can be. A decrease of at least 0.8 of the mean SNOT-20 score is considered a clinically meaningful improvement. Safety was assessed by measuring complication rates. Patient comfort and recovery outcomes were measured using pain scores for the office-based balloon sinus dilation procedure, time to return to normal activities, use of post-procedure pain medication and postoperative debridements. Debridements are a trans-nasal procedure performed within the nasal cavity to remove dead, contaminated, or adherent tissue or foreign material that may promote infection and impede healing. A debridement is performed in the physician office setting by the ENT physician during a follow-up visit after a sinus procedure. Changes in utilization of healthcare resources and patient activity impairment were assessed using the validated Rhinosinusitis Symptom Inventory, or RSI, survey. The RSI survey measures patient-reported number of sinus infections, antibiotic prescriptions, physician visits for sinusitis, absenteeism, presenteeism and number of missed work/school days and homebound days. The Work Productivity and Activity Impairment survey measures percent impairment at work and in daily activity.

Our clinical study data showed clinically meaningful and persistent levels of symptom reduction at one, three, six, 12 and 24 months. A study published in 2010 demonstrated that symptom improvements measured with QOL surveys after treatment with FESS do not appear to change between six and 20 months and recommended that clinical trial designs incorporating QOL outcomes following FESS should consider the six-month time frame as an appropriate long-term primary endpoint. Therefore, we believe that six-month follow-up is sufficient to assess long-term outcomes of our products. All but two of our eight clinical studies followed patients for at least 12 months.

Meta-analysis of Stand-alone Balloon Sinus Dilation Studies

A meta-analysis of stand-alone balloon sinus dilation studies was completed on patient-level data from six of our studies to evaluate long-term outcomes in a large patient sample and compare them with the outcomes from the REMODEL FESS cohort. The studies included the REMODEL randomized controlled trial balloon dilation arm and five prospective, multicenter, single-arm studies: XprESS Multi-Sinus, XprESS Maxillary Pilot, RELIEF, FinESS Registry, and BREATHE. Data were compiled from 358 patients with 846 treated sinuses. There were no statistically significant differences across studies for the demographics and baseline characteristics. Along with the final REMODEL results, the meta-analysis was published online on July 31, 2015, ahead of print publication in The Laryngoscope. It was subsequently published in the printed version in the January 2016 issue of The Laryngoscope.

The meta-analysis demonstrated statistically significant and clinically meaningful improvements in mean SNOT-20 overall scores at all follow-up time points. For the 310 patients who received 12 month follow-up and the 74 patients who received 24 month follow up, the average decrease from baseline in the SNOT-20 score was 1.5 and 1.8, respectively. The results of the random effects model on the overall and subscale SNOT-20 scores are shown in the figure below. The changes in SNOT-20 scores were statistically significant, clinically meaningful, and durable through 24 months. A further analysis of variance comparison demonstrated no statistically significant differences between the SNOT-20 results from the FESS arm of the REMODEL trial, the balloon arm of the REMODEL trial and the five pooled single arm studies.

Meta-analysis Random Effect Model of Sino-Nasal Outcome Test (SNOT-20) Overall and Subscale Scores after Balloon Sinus Dilation

The meta-analysis results of the RSI scores indicated statistically significant improvements from baseline in both healthcare utilization and work/social measures. Using the Work Limitations Questionnaire work productivity was demonstrated to improve significantly in four of the five domains (time management, mental/interpersonal, outcome and productivity loss) for employed patients for up to two years after balloon sinus dilation. The meta-analysis was published online on July 31, 2015 along with the final REMODEL results, ahead of print in The Laryngoscope.

Meta-analysis: changes in Rhinosinusitis Symptom Inventory (RSI) healthcare use and work status
RSI Parameter	N	Baseline Mean ± SD	12-Month Mean ± SD	Change Mean ± SD	P value[a]
Work/school missed due to nasal problems (days)	161	8.5 ± 11.0	3.6 ± 5.9	-5.0 ± 9.5	<0.0001
Number of physician/nurse visits for nasal problems	172	6.8 ± 10.6	2.3 ± 7.0	-4.5 ± 11.5	<0.0001
Number of acute infections of nose/sinuses	167	5.4 ± 4.8	1.5 ± 2.4	-3.9 ± 4.5	<0.0001
Number of antibiotic courses	165	4.5 ± 2.9	1.6 ± 2.1	-2.9 ± 3.1	<0.0001

From: Chandra RK, et al. The Laryngoscope. 2016;126:44-50.

a Comparison of mean change from baseline to follow-up; p value from paired t-test.

REMODEL Randomized Trial of Entellus Balloon Sinus Dilation versus FESS

We sponsored the REMODEL trial, which was a prospective, multicenter, randomized, controlled trial, in which 135 adult patients at 14 centers in the United States were treated between December 2011 and February 2013. The trial was designed to test the hypothesis that symptom improvement after balloon sinus dilation with our products in an ENT physician office was noninferior to FESS and that balloon sinus dilation with our products was superior to FESS for postoperative debridements. No study center contributed more than 20% of patient enrollments and results were consistent across sites. Patients were randomized one-to-one to either balloon sinus dilation or FESS.

The two primary endpoints in the REMODEL trial were long-term improvement in sinus symptoms as assessed by the mean change in overall SNOT-20 QOL survey score between treatment and 12-month follow-up and the mean number of debridements per patient following treatment. Secondary and additional endpoints included the complication rate, recovery time, surgical revision rate, ostial patency, change in number of sinusitis episodes, and changes in activity impairment and work productivity. Post-procedure follow-up assessment of patients was performed at one week, and at months one, three, six and 12. A minimum of 36 patients were needed in each study arm to assess the primary endpoints with sufficient statistical power.

After randomization, 135 of 151 enrolled patients completed treatment. Fourteen patients randomized to FESS withdrew their consent for treatment. Eight of these patients indicated they were withdrawing because they did not want to undergo surgical treatment, one person indicated withdrawal because the person’s primary physician recommended not undergoing FESS, three indicated they were withdrawing due to other non-sinus medical conditions or a lack of time available for follow-up and two were found to have exclusion criteria upon further review. Two patients indicated they were withdrawing from the balloon sinus dilation arm of the study, with one of them doing so because they did not want to undergo the balloon procedure. Six-month follow-up was achieved in 133, or 98.5%, of the 135 patients who completed treatment. Twelve-month follow-up was achieved in 130, or 96.3% of the patients. Additionally, each of the 66 eligible patients completed 18-month follow-up and each of the 25 eligible patients completed 24-month follow-up. Patients in this trial had suffered with chronic sinusitis symptoms for an average of over 11 years and had not undergone a previous sinus surgery or balloon dilation procedure before study enrollment. The mean SNOT-20 score prior to treatment in the REMODEL study was 2.5 in each arm of the study.

Both primary endpoints were achieved in this trial. Comparison of changes between each trial group confirmed the mean symptom improvement for patients undergoing balloon sinus dilation was noninferior to that of patients undergoing FESS. Both trial groups experienced clinically meaningful and statistically significant improvements in overall SNOT-20 QOL survey scores. The mean number of postoperative debridements per patient showed a significant difference between the trial groups, demonstrating the superiority of balloon sinus dilation where patients in this group received an average of 0.2 debridements compared to an average of 1.0 debridements per patient in the FESS group.

The trial demonstrated that when our balloon sinus dilation devices were used as a stand-alone therapy in the physician office setting, patients experienced similar efficacy rates in terms of symptom improvement, ostial patency, reduction of sinusitis episodes, and very low surgical revision rates, with faster recovery times, less bleeding at discharge, less use of prescription pain medication, and fewer post-procedure debridements than patients receiving FESS. The results of the final, larger cohort of 135 patients with between one and two years of follow-up, were published online on July 31, 2015, ahead of print publication in The Laryngoscope. The following table summarizes the final outcomes from the larger REMODEL trial cohort:

REMODEL Overall Outcomes	Our Balloon Sinus Dilation (Mean or %)	FESS (Mean or %)	p-Value	Compared to FESS, Balloon Sinus Dilation is:
Primary Efficacy Endpoints
Change in SNOT-20 symptoms score at 12 months	-1.59	-1.60	<0.001	Noninferior[1]
Mean number of debridements per patient	0.2	1.0	<0.0001	Superior[2]
Secondary Efficacy Outcomes (Recovery and Short Term)
Patients discharged with nasal bleeding	32%	56%	0.009	Significantly better[3]
Recovery time (days)	1.7	5.0	<0.0001	Significantly better[3]
Duration of prescription pain medications (days)	1.0	2.8	<0.0001	Significantly better[3]
Secondary Outcomes (1 Year)
Change in number of sinusitis episodes per patient	-4.2	-3.7	NS	Not significantly different[3]
Ostial patency	>90%	>90%	NS	Not significantly different[4]
Mean reduction of activity impairment due to chronic sinusitis	68%	76%	NS	Not significantly different[3]
Mean reduction in overall work impairment due to chronic sinusitis	72%	80%	NS	Not significantly different[3]
Mean reduction in productivity loss	74%	78%	NS	Not significantly different[3]
Safety outcomes
Complications	0%	0%	NS	Not significantly different[3]
Revision surgery rate (1-year)	1.4%	1.7%	NS	Not significantly different[3]

1	Based on one-sided Student’s t-test for noninferiority. Values of p < 0.025 were considered statistically significant.
2	Based on one-sided two-sample Wilcoxon test for superiority. Value of p < 0.025 was considered statistically significant.
3	Based on two-sided two-sample t-tests. Values of p < 0.05 were considered statistically significant.

4	Based on a repeated measures regression model. Values of p < 0.05 were considered statistically significant.

XprESS Pediatric Study

We sponsored the XprESS Pediatric Study, a prospective, multicenter, nonrandomized study, in which 50 pediatric patients ranging in age from two to 21 years were treated at four clinical centers in the United States from October 2014 to June 2015. The purpose of this study was to demonstrate safety and technical success rates with the XprESS to support an expanded indication for use in pediatric patients. A total of 157 of 157, or 100%, sinus ostia were successfully dilated with our XprESS device and there were no device- or procedure-related adverse events reported. FDA clearance for the expanded indication was received in November 2015. The expanded indication includes treatment of maxillary sinuses in patients two years and older, and treatment of the frontal and sphenoid sinuses in patients 12 years and older. We believe we are the only company to have received FDA clearance for balloon sinus dilation to treat the frontal and sphenoid sinuses in adolescents. The results of this study are expected to be published in 2016.

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

XprESS Registry Study.

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

XprESS Maxillary Pilot Study

We sponsored the XprESS Maxillary Pilot Study, which was a prospective, dual-center, nonrandomized study, in which 21 adult patients at two clinical centers in the United States were treated between 2011 and 2012. The study was designed to evaluate symptom improvement after stand-alone trans-nasal balloon sinus dilation of the maxillary ostia with our XprESS device in the physician office setting. Patient comfort during the procedure was also assessed. Efficacy was demonstrated with clinically meaningful and statistically significant sinus symptom improvement as measured by SNOT-20 QOL survey scores. The in-office procedure was tolerated well among the patients with the overall mean pain score as rated by the patient of 1.8, on a scale of 0 being no pain and 10 being severe pain. The six-month results of this study were published as a white paper in the ENT Journal in December 2012.

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

Accuracy of Transillumination vs. CT Image Guidance System as a Positioning Method — Cadaver Study

We sponsored the Accuracy of Transillumination vs. CT Image Guidance System Positioning Method Cadaver study conducted in the United States in October 2013. This study was designed to compare transillumination using our XprESS LoProfile with LED Light Fiber device to a CT image guidance system probe attached to the Fusion ENT Navigation System by Medtronic, Inc. for determining the accuracy of device tip placement in a frontal sinus. Two ENT physicians were asked to position our XprESS LoProfile device into a frontal sinus using standard techniques including transillumination and also to position a CT image guidance system probe into a frontal sinus. Each physician then reported their level of confidence that tip placement was in the frontal sinus for each attempt. Attempts to enter the frontal sinus were performed in 16 specimens and 32 frontal sinuses. The physicians were blinded to a separate camera view from inside the frontal sinus used to determine if the XprESS LoProfile device or CT image guidance system probe successfully accessed the sinus. The physicians reported their confidence at entering the frontal sinus, with 0 being no confidence and 4 being very confident. Access to the frontal sinus was successful in 30 of 32 attempts, or 94%, using transillumination and in 29 of 32 attempts, or 91%, using a CT image guidance system. When physician confidence at entering the frontal sinus was rated a 4, this correctly predicted frontal entry in 29 of 29, or 100%, of instances with transillumination and in 27 of 28, or 96%, of instances with a CT image guidance system. It was concluded from this study that confirmation of access to the frontal sinus is comparable whether using transillumination or a CT image guidance system. With both technologies, the positive predictive value of device placement in the frontal sinus is very high. The results of this study were published as a white paper in the Ear Nose and Throat Journal in 2014.

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

Evidence that Inflammation in the Ethmoid Sinuses Does Not Need Direct Treatment

Four of our clinical studies, BREATHE, RELIEF, XprESS Multi-Sinus, and REMODEL, demonstrated that stand-alone balloon dilation of sinus drainage pathways such as the maxillary sinuses or frontal sinuses significantly reduced sinusitis symptoms in patients with uncomplicated disease, irrespective of the presence or absence of inflammation in the adjacent ethmoid sinuses. Meta-analysis of matched pairs from the combined four studies is presented in the figure below and shows that the patients with anterior ethmoid sinus disease had similar symptom improvements as those patients without anterior ethmoid sinus disease. The osteomeatal complex in the nose is a location where the frontal, maxillary, and anterior ethmoid sinuses typically drain. Studies have shown that balloon sinus dilation of the sinus drainage pathways of the maxillary and/or frontal sinuses reduces inflammation in those treated sinuses. We believe that lessening the disease burden in these major sinuses along with enhancing mucus transport in the osteomeatal complex may also improve mucus clearance from the adjacent anterior ethmoid air cells and reduce the inflammation in those lesser sinuses.

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

We maintain a direct sales organization in the United States which as of December 31, 2015 consisted of 135 employees in direct sales and sales management, eleven employees in sales operations, ten employees in marketing and five employees in customer service. In the United Kingdom, we maintain two additional employees in our direct sales force.

Sales in the United States accounted for 99% of our net revenues for the year ended December 31, 2015. Sales outside of the United States accounted for the remaining one percent of our net revenues for the year ended December 31, 2015. Prior to 2015, we did not sell any products outside of the United States.

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
•

In November 2015, we entered into a strategic marketing agreement with Xoran Technologies. The five-year agreement enables cross-promotion and co-marketing of each company’s products as well as collaboration at key industry events.

Reimbursement and Procedure Economics

When balloon sinus dilation is performed adjunctively with standard FESS as a hybrid procedure, existing FESS codes are used and insurance coverage is available for an estimated 86% of covered lives in the United States as of December 2015.

Effective January 1, 2011, when balloon sinus dilation is performed as a stand-alone procedure, providers use CPT codes 31295, -96, and -97 for dilation of the maxillary, frontal, and sphenoid sinus ostia, respectively. When a stand-alone balloon procedure is performed in the physician office, the reimbursement associated with these CPT codes includes a non-facility practice expense component of payment intended to cover the cost of equipment, supplies, and overhead associated with these procedures performed in the physician office, including the cost of our devices. In addition, physicians receive additional value from the convenience and efficiency of treating patients in their office setting compared to treatments in a hospital or surgery center. We believe that this, along with excellent clinical outcomes, motivates many ENT physicians and practices to adopt our procedure.

As an example of cost savings to the healthcare system from office balloon sinus dilation procedures, the 2016 national average Medicare payments to a physician performing bilateral maxillary sinus dilation in the office and performing a nasal endoscopy exam one week later is $3,356. By comparison, treatment of the same patient in an ASC, with FESS including ethmoidectomy and performing a debridement one week after FESS costs Medicare $5,075, or 51% more, including ENT physician professional fees of $1,150. Treatment of the same patient with FESS in a hospital out-patient department costs Medicare, $7,980, or 138% more than balloon sinus dilation office treatment. When more complex cases are performed involving dilation of four or six sinuses, the level of savings to the healthcare system for office sinus dilation increases. Publication in October 2015 by the Centers for Medicare & Medicaid Services, or CMS, the federal agency responsible for administering the Medicare program, of final 2016 payment rates for stand-alone balloon sinus dilation resulted in 2016 rates very similar to 2015 rates.

Sinuses Dilated	2016 Medicare National Average Payment Rates
	Office Balloon Sinus Dilation	FESS in Hospital	FESS in ASC	% FESS costs more than office dilation: Hospital & ASC
Maxillary	$3,356	$7,980	$5,075	138% & 51%
Maxillary+Frontal	$4,987	$11,830	$7,574	137% & 52%
Maxillary+Frontal+Sphenoid	$6,590	$15,323	$9,715	133% & 47%

Note: National average payment rates include the total reimbursement made to physicians and facilities for the balloon sinus dilation or FESS procedure plus cost of post-FESS debridement or post-balloon sinus dilation nasal endoscopy. Ethmoidectomy is performed with all FESS procedures.

As of December 2015, third-party payor insurance coverage for stand-alone balloon sinus dilation procedures is available for an estimated 221 million persons in the United States. Positive coverage decisions for stand-alone balloon sinus dilation performed in the physician office setting are in place with several third-party payors including Medicare, UnitedHealthcare, Aetna, Cigna, Humana, Kaiser Permanente, TRICARE, Health Net and in certain states Medicaid and Blue Cross Blue Shield plans. Balloon sinus dilation has the support of the American Academy of Otolaryngology and the American Rhinological Society, both of which have written positive policy statements for balloon sinus treatment and participate in coverage obtainment efforts.

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

Patents

As of December 31, 2015, we owned at least 29 issued U.S. patents relating to the field of sinusitis treatment and have at least 14 pending patent applications for U.S. patents. As of December 31, 2015, at least 13 of those issued patents and seven of our pending patent applications include claims directed towards the XprESS family of products and methods of using the XprESS products.

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

Trademarks

Our trademark portfolio includes the XPRESS, PATHASSIST, FINESS, ENTELLUS MEDICAL, LIGHT FIBER, LIGHT SEEKER, FOCESS and MINIFESS marks.

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

We believe our manufacturing operations are in compliance with regulations mandated by the FDA. We are an FDA-registered medical device manufacturer. Our manufacturing facilities and processes are subject to periodic inspections and audits by various federal, state and foreign regulatory agencies. For example, our facilities were inspected by the FDA in May 2015, and no major nonconformance reports were issued as a result of that inspection. Our facility was last inspected in October 2015 by the British Standards Institute, or BSI Group, our Notified Body, and no major nonconformance reports were issued as a result of that inspection.

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

Each medical device we wish to distribute commercially in the United States requires marketing authorization from the FDA prior to distribution either through the 510(k) premarket notification process or the more demanding premarket approval, or PMA, process, unless an exemption applies. The type of marketing authorization necessary is generally linked to the classification of the device. The FDA classifies medical devices into one of three classes (Class I, II, or III) based on the degree of risk associated with a device and the level of regulatory control deemed necessary to ensure its safety and effectiveness. Low- and moderate-risk devices requiring fewer controls are placed in Class I or II. Class I devices that pose the least risk are subject only to the general controls applicable to all devices, such as requirements for device labeling, premarket notification and adherence to the FDA’s current good manufacturing practices, or cGMPs, as reflected in the Quality System Regulation, or QSR. Class II devices that pose a moderate risk are subject to general controls and may also be subject to special controls such as performance standards, product-specific guidance documents, special labeling requirements, patient registries, or post-market surveillance. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls, including devices that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury.

Most Class I devices and some Class II devices are exempted by regulation from the 510(k) clearance requirement and can be marketed without prior authorization from the FDA. Some Class I devices that have not been so exempted and Class II devices are eligible for marketing through the 510(k) clearance pathway. By contrast, devices placed in Class III generally require PMA approval or 510(k) de novo classification prior to commercial marketing. The PMA approval process is more stringent, time-consuming and expensive than the 510(k) clearance process; however, the 510(k) clearance process has also become increasingly stringent and expensive.

Medical Devices. Each of our current commercially available devices is classified as either a Class I device exempt from the requirement to submit a 510(k) notification, or as a Class I or Class II device requiring 510(k) clearance. None of our current commercially available devices is classified as a Class III device requiring PMA approval.

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

None of our products are currently approved pursuant to a PMA, and we have no plans for any indication or system improvement or extension that we believe would require a PMA.

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

European Union’s Regulation of Medical Devices

The European Union has adopted legislation, in the form of directives to be implemented in each Member State, concerning the regulation of medical devices within the European Union. The directives include, among others, the Medical Device Directive (Council Directive 93/42/EEC) that establishes certain requirements, i.e. the essential requirements, with which medical devices must comply before they can be commercialized in the EEA (which is comprised of the Member States of the European Union plus Norway, Liechtenstein and Iceland). Under the European Union Medical Device Directive, medical devices are classified into four Classes, I, IIa, IIb and III, with Class I being the lowest risk and Class III being the highest risk. Under the Medical Device Directive, a competent authority is nominated by the government of each Member State to monitor and ensure compliance with the Directive. To demonstrate compliance of their medical devices with the essential requirements, manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for certain types of low-risk medical devices (Class I non‑sterile, non‑measuring devices), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the Medical Devices Directive, a conformity assessment procedure requires the intervention of an organization accredited by a Member State of the EEA to conduct conformity assessments, which is referred to as a Notified Body. The Notified Body would typically audit and examine the quality system for the manufacture, design and final inspection of the medical devices before issuing a certification demonstrating compliance with the essential requirements. Medical devices that comply with the essential requirements are entitled to bear the CE mark. CE is an abbreviation for Conformité Européene (or European Conformity). Medical devices properly bearing the CE mark may be commercially distributed throughout the EEA. Additional pre-market approvals in individual EEA countries are sometimes required prior to marketing of a product. Failure to maintain the CE mark would preclude us from selling our products in the EEA, as could failure to comply with the specific requirements of the Member States.

In September 2012, the European Commission published proposals for the revision of the EU regulatory framework for medical devices. The proposal would replace the Medical Devices Directive with a new regulation (the “Medical Devices Regulation”). Unlike the Directives that must be implemented into national laws, the Medical Devices Regulation would be directly applicable in all EEA Member States and so is intended to eliminate current national differences in regulation of medical devices. In October 2013, the European Parliament approved a package of reforms to the European Commission's proposals. Under the revised proposals, only designated “special notified bodies” would be entitled to conduct conformity assessments of high-risk devices. These special notified bodies will need to notify the European Commission when they receive an application for a conformity assessment for a new high-risk device. The European Commission will then forward the notification and the accompanying documents on the device to the Medical Devices Coordination Group, a new, yet to be created body chaired by the European Commission and consisting of representatives of Member States, for an opinion.

If adopted, the Medical Devices Regulation is expected to enter into force in 2016 and become applicable three years thereafter. The adoption of the Medical Devices Regulation may, however, be materially delayed. In its current form it would, among other things, also impose additional reporting requirements on manufacturers of high risk medical devices, impose an obligation on manufacturers to appoint a “qualified person” responsible for regulatory compliance, and provide for more strict clinical evidence requirements. These new rules and procedures may result in increased regulatory oversight of certain devices and this may, in turn, increase the costs, time and requirements that need to be met in order to maintain or place such devices on the EEA market.

Further, the advertising and promotion of our products in the EEA is subject to the laws of individual EEA Member States implementing the EU Medical Devices Directive, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other EEA Member State laws governing the advertising and promotion of medical devices. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals. In the EEA, our European operations must comply with the EU Medical Device Vigilance System, the purpose of which is to improve the protection of health and safety of patients, users and others by reducing the likelihood of reoccurrence of incidents related to the use of a medical device. Under this system, incidents must be reported to the Competent Authorities of the Member States of the EEA. An incident is defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in labeling or instructions that may, directly or indirectly, lead or have led to death or serious health deterioration of a patient. Incidents are evaluated by the EEA Competent Authorities to whom they have been reported, and where appropriate, information is disseminated between them in the form of National Competent Authority Reports, or NCARs. The Medical Device Vigilance System is further intended to facilitate a direct, early and harmonized implementation of Field Safety Corrective Actions, or FSCAs, across the Member States of the EEA where the device is in use. An FSCA is an action taken by a manufacturer to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices.

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

Additionally, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act, or collectively, the Affordable Care Act, imposed, among other things, new annual reporting requirements for covered manufacturers of devices for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1 million per year for “knowing failures.” Covered manufacturers must submit reports by the 90th day of each calendar year. In addition, certain states require implementation of commercial compliance programs and compliance with the device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices, and/or tracking and reporting of gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.

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

In the United States, third-party payors continue to implement initiatives that restrict the use of certain technologies to those that meet certain clinical evidentiary requirements. We are aware of a number of third-party payors in the United States, including Anthem/Wellpoint and certain Blue Cross Blue Shield plans that consider stand-alone balloon sinus dilation procedures to be experimental or investigational. Failure to obtain and maintain favorable coverage policies could have a material adverse effect on our business and operations. In the international markets reimbursement and healthcare payment systems vary significantly by country. Market acceptance of our products is dependent upon the different types of healthcare payment systems including government-sponsored healthcare, private insurance and self-paid.

In addition to uncertainties surrounding coverage policies, there are periodic changes to reimbursement. Third-party payors regularly update reimbursement amounts and also from time to time revise the methodologies used to determine reimbursement amounts. This includes annual updates to payments to physicians, hospitals and ASCs for procedures during which our products are used. Because the cost of our products generally is recovered by the healthcare provider as part of the payment for performing a procedure and not separately reimbursed, these updates could directly impact the demand for our products. An example of payment updates is the Medicare program’s updates to hospital and physician payments, which are done on an annual basis using a prescribed statutory formula. In the past, when the application of the formula resulted in lower physician payments, Congress has passed interim legislation to prevent the reductions. However, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula, and provided for a 0.5% annual increase in payment rates under the Medicare Physician Fee Schedule through 2019 but no annual update from 2020 through 2025. MACRA also introduced a merit-based incentive bonus program for Medicare physicians beginning in 2019. At this time it is unclear how the introduction of the merit based incentive program will impact overall physician reimbursement under the Medicare program. Any changes in coverage and reimbursement that further restricts coverage of our products or lowers reimbursement for procedures using our devices could materially affect our business.

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

By way of example, the Affordable Care Act substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly impacted the pharmaceutical and medical device industries. The Affordable Care Act imposed, among other things, a new federal excise tax on the sale of certain medical devices, provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Under the Consolidated Appropriations Act, 2016, the excise tax has been suspended from January 1, 2016 to December 31, 2017, and, absent further legislative action, will be reinstated starting January 1, 2018.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments, will stay in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

Employees

As of December 31, 2015, we had 243 employees, of whom 26 were in manufacturing, 14 were in research and development and quality and 153 were in sales, marketing and reimbursement. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements. We believe our employee relations are good.

Financial Information

We operate in one reportable segment, which we have presented as the aggregation of our chronic sinusitis product families. Within this reportable segment we are organized on the basis of the products and services we provide which are used for the treatment of chronic sinusitis. See Note B—Summary of Significant Accounting Policies—Segment, Geographical and Customer Concentration and Note O—Segments of the Notes to Consolidated Financial Statements to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for financial information regarding segment reporting.

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

We have incurred net losses since our inception in 2006. Our net loss for the year ended December 31, 2015 was $18.3 million. As of December 31, 2015, we had an accumulated deficit of $122.1 million. To date, we have financed our operations primarily through the completion of our IPO, private placements of our convertible preferred securities, certain debt-related financing arrangements and from sales of our products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities and clinical and regulatory initiatives to obtain clearances or approvals for our products. Our ability to generate sufficient revenue from our existing products or from any of our products in development, to transition to profitability and generate consistent positive cash flows, is uncertain. We also expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives.

Our revenue is primarily generated from our XprESS family of multi-sinus products and we are therefore highly dependent on a limited number of products.

We began selling our XprESS family of products in 2010, and these products accounted for 93% of our revenue for the year ended December 31, 2015. We expect that sales of these products will continue to account for the substantial majority of our revenue going forward. Therefore, our ability to execute our growth strategy and become profitable will depend not only upon a continued shift of more sinus procedures from traditional operating room settings to the ENT physician office setting, but also to the adoption of our XprESS family of products to perform those procedures. Some ENT physicians may have prior history with or preference for a competitor’s balloon sinus dilation products or be reluctant to alter practice patterns and undergo training required to use our products. If our XprESS products fail to achieve wide market acceptance for any reason, our business may be adversely affected.

If physicians or patients are not willing to change current practices and continue to adopt office-based balloon sinus dilation procedures, our products may fail to gain increased market acceptance, and our business will suffer.

Our primary strategy to grow revenue is to drive an increase in office-based balloon sinus dilation procedures and the adoption of our XprESS family of products to perform these procedures. While the number of ENT physicians performing sinus procedures using office-based balloon sinus dilation has increased in recent years, there is a significant group of ENT physicians who have not yet adopted these procedures, and additional ENT physicians may not adopt office-based balloon sinus dilation for a number of reasons, including:

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

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for procedures using our products exists among third-party payors. Therefore, coverage and reimbursement for procedures using our products can differ significantly from payor to payor. In addition, payors continually review new and existing technologies for possible coverage and can, without notice, deny or reverse coverage or alter pre-authorization requirements for new or existing products and procedures. Additionally, some third-party payors do not currently cover or reimburse balloon sinus dilation procedures because they have determined insufficient evidence of favorable clinical outcomes is available. We are actively working to avoid or to reverse these non-coverage decisions, as applicable, but cannot provide assurance that we will be successful in these efforts. If we are not successful in reversing existing non-coverage policies, or if third-party payors that currently cover or reimburse balloon sinus dilation procedures reverse or limit their coverage in the future, or if other third-party payors issue similar policies, this could have a material adverse impact on our business.

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

In addition, substantially all of the products we manufacture are designed to be used exclusively during balloon sinus dilation or FESS procedures. If another company successfully develops an approach for the treatment of chronic sinusitis that would not benefit from the use of our products, or if another company develops a balloon sinus dilation device that is more efficacious, more cost-effective or easier to use than our products, sales of our products could be significantly and adversely affected, which could have a material adverse effect on our business.

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

The medical device industry is highly competitive and subject to rapid change and technological advancements. Therefore, it is important to our business that we continue to enhance our product offerings and introduce new products. Developing products is expensive and time-consuming and could divert management’s attention away from our core balloon sinus dilation business. Even if we are successful in developing additional products, the success of any new product offering or enhancements to existing products will depend on several factors, including our ability to:

•	properly identify and anticipate ENT physician and patient needs;
•	develop and introduce new products or product enhancements in a timely manner;
•	avoid infringing upon the intellectual property rights of third-parties;
•	demonstrate, if required, the safety and efficacy of new products with data from preclinical studies and clinical trials;
•	obtain the necessary regulatory clearances or approvals for new products or product enhancements;
•	be fully FDA-compliant with marketing of new devices or modified products;
•	provide adequate training to potential users of our products;
•	obtain adequate coverage and reimbursement for our customers performing procedures using our products; and
•	develop an effective and dedicated sales and marketing team.

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

Our success depends on the medical and third-party payor community’s acceptance of our products as tools that are useful to ENT physicians treating patients with chronic sinusitis. We have sponsored one meta-data analysis and eight clinical studies with over 600 patients to track outcomes of treatment with our products. While the results of these studies, collectively indicate that our products can be used to successfully treat uncomplicated chronic sinusitis equally effectively as FESS while also providing better recovery outcomes, if physicians or insurers do not find our data compelling or wish to wait for additional or independently performed studies, they may choose not to use or provide coverage and reimbursement for our products. Currently, we estimate there are insurance plans, including a number of large third-party payors, covering approximately 84 million lives that have determined balloon sinus dilation to be investigational and therefore do not cover it at this time.

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

We began selling our first FDA-cleared product, FinESS, in April 2008. We subsequently began selling our XprESS devices and PathAssist tools in February 2010 and August 2011, respectively. As a result, we have limited experience marketing and selling our products. As of December 31, 2015, our direct sales organization, including marketing and reimbursement, consisted of 158 employees, having increased from 84 employees as of December 31, 2012. Our operating results are directly dependent upon the sales and marketing efforts of our employees. If our direct sales force fails to adequately promote, market and sell our products, our sales may suffer.

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

Our past growth has provided, and our future growth may create, challenges to our organization. From December 31, 2012, to December 31, 2015, the number of our employees increased from 124 to 243. In the future, we expect to hire and train new personnel as we continue to grow and expand our operations. As a public company, we need to support managerial, operational, financial and other resources. This growth may place significant strain on us. Successful growth is also dependent upon our ability to implement appropriate financial and management controls and systems and procedures. If we fail to manage these challenges effectively, there may be an adverse impact on our business.

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

Many of our employees have become or will soon become vested in a substantial amount of our common stock or a number of common stock options. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock. Our future success also depends on our ability to continue to attract and retain additional executive officers and other key employees.

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

We recently implemented a new enterprise resource planning system. This system is designed to integrate our operations, including supply-chain, order entry, manufacturing, inventory and financial reporting, among others. This project required significant investment of capital and human resources, the re-engineering of many processes of our business, and the attention of many associates and managers who would otherwise be focused on other aspects of our business. We completed implementation of the system in August 2015 and the financials for the year ended December 31, 2015 were the first to have been completed subsequent to the implementation. As a result, our experience with the system is limited. If the system does not continue to perform in the manner expected, our business, including our ability to report financial results accurately and timely, could be adversely affected.

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

We rely extensively on information technology systems to conduct business. These systems impact, among other things, ordering and managing materials from suppliers, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, data security and other processes necessary to manage our business. If our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate on a timely basis, we may suffer interruptions in our operations, which could have an adverse impact on our business. Furthermore, if a security breach occurs, and the Company’s proprietary information, or the information of patients using the Company’s products, is disclosed or misused, then the Company could be affected by the imposition of regulatory sanctions or fines, the incurring of expenses resulting from a data privacy breach, an increase in operating expenses, or the occurrence of other adverse consequences to the Company’s business.

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

We have limited prior experience selling our products outside of the United States and Canada and do not know if we will be successful in achieving adoption of our products and revenue growth outside of the United States in a timely manner. A variety of risks associated with international operations could materially adversely affect our business.

In the second quarter of 2015, we established a subsidiary in the United Kingdom and started the process of selling our products in certain European countries using a combination of direct sales representatives and a network of independent distributors. International sales potentially subject us to a number of risks, including:

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

Before we can market or sell a new regulated product or a new use of or a claim for a cleared product in the United States, we must obtain clearance from the FDA through the 510(k) premarket notification process, unless an exemption applies. In addition, we may be required to seek FDA clearance for any changes or modifications to our products that could significantly affect their safety or effectiveness, or would constitute a change in intended use. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) submission in the first instance, but the FDA may review the manufacturer’s decisions not to seek a new 510(k). We may make changes to our 510(k)-cleared products without seeking additional clearances or approvals if we believe such clearances or approvals are not necessary. However, the FDA may disagree with this determination and require that we obtain new clearances or approvals for modifications, in which case we may be required to recall and stop marketing our products as modified, which could require us to redesign our products, conduct clinical trials to support any modifications, and pay significant regulatory fines or penalties. In addition, the FDA may not approve or clear our products for the indications that are necessary or desirable for successful commercialization or could require clinical trials to support any modifications.

The 510(k) clearance processes can be expensive, time-consuming and uncertain. In addition to the time required to conduct clinical trials, if necessary, it generally takes from three to six months from submission of an application to obtain 510(k) clearance; however, it may take longer and 510(k) clearance may never be obtained. Our ability to obtain additional regulatory clearances for new products and indications may be significantly delayed or may never be obtained. Moreover, any new product introduction or product modification could be subjected to the lengthier, more rigorous FDA premarketing process.

Delays in receipt of, or failure to obtain, regulatory clearances for any product enhancements or new products we develop would result in delayed or no realization of revenue from such product enhancements or new products and in substantial additional costs which could decrease our profitability.

Further, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently cleared products on a timely basis. For example, in response to industry and healthcare provider concerns regarding the predictability, consistency and rigor of the 510(k) regulatory pathway, the FDA initiated an evaluation of the program, and in January 2011, announced several proposed actions intended to reform the review process governing the clearance of medical devices. The FDA intends these reform actions to improve the efficiency and transparency of the clearance process, as well as bolster patient safety. In addition, as part of the Food and Drug Administration Safety and Innovation Act, Congress reauthorized the Medical Device User Fee Amendments with various FDA performance goal commitments and enacted several “Medical Device Regulatory Improvements” and miscellaneous reforms which are further intended to clarify and improve medical device regulation both pre- and post-clearance or approval.

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

The products we currently market have been cleared by the FDA for specific indications. We train our marketing and direct sales force to not promote our products for uses outside of the FDA-cleared indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our products off-label, when in the physician’s independent professional medical judgment he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use our products off-label. Furthermore, the use of our products for indications other than those cleared by the FDA or approved by any foreign regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

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

Outside of the United States, our devices must comply with the laws and regulations of the foreign countries in which they are marketed, and compliance may be costly and time-consuming. Failure to obtain and maintain regulatory approvals in jurisdictions outside the United States will prevent us from marketing our products in such jurisdictions.

We currently market, and intends to continue to market, our products in Europe. To market our products in the Member States of the European Economic Area, the EEA, our devices are required to comply with the essential requirements of the EU Medical Devices Directives (Council Directive 93/42/EEC of 14 June 1993 concerning medical devices, as amended. Compliance with these requirements entitles us to affix the CE conformity mark to our medical devices, without which they cannot be commercialized in the EEA. In order to demonstrate compliance with the essential requirements and obtain the right to affix the CE conformity mark, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I non‑sterile, non‑measuring devices), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the Medical Devices Directives, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization accredited by a Member State of the EEA, to conduct conformity assessments. The Notified Body would typically audit and examine the quality system for the manufacture, design and final inspection of our devices before issuing a certification demonstrating compliance with the essential requirements. Based on this certification, we can draw up an EC Declaration of Conformity, which allows us to affix the CE mark to our products.

In September 2012, the European Commission published proposals for the revision of the E.U. regulatory framework for medical devices. The proposal would replace the Medical Devices Directive with a new regulation (the “Medical Devices Regulation”). Unlike the Directives that must be implemented into national laws, the Medical Devices Regulation would be directly applicable in all EEA Member States and so is intended to eliminate current national differences in regulation of medical devices. In October 2013, the European Parliament approved a package of reforms to the European Commission's proposals. Under the revised proposals, only designated “special notified bodies” would be entitled to conduct conformity assessments of high-risk devices. These special notified bodies will need to notify the European Commission when they receive an application for a conformity assessment for a new high-risk device. The European Commission will then forward the notification and the accompanying documents on the device to the Medical Devices Coordination Group, a new, yet to be created body chaired by the European Commission and consisting of representatives of Member States, for an opinion.

If adopted, the Medical Devices Regulation is expected to enter into force in 2016 and become applicable three years thereafter. The adoption of the Medical Devices Regulation may, however, be materially delayed. In its current form it would, among other things, also impose additional reporting requirements on manufacturers of high risk medical devices, impose an obligation on manufacturers to appoint a "qualified person" responsible for regulatory compliance, and provide for more strict clinical evidence requirements. However, these new rules and procedures may result in increased regulatory oversight of any future high-risk devices that Entellus may develop and this may, in turn, increase the costs, time and requirements that need to be met in order to maintain or place such devices on the EEA market.

We may not be able to obtain regulatory approvals or certifications outside the United States on a timely basis, if at all. Clearance or approval by the FDA does not ensure approval or certification by regulatory authorities or Notified Bodies in other countries, and approval or certification by one foreign regulatory authority or Notified Body does not ensure approval by regulatory authorities in other countries or by the FDA. We may be required to perform additional pre-clinical or clinical studies even if the FDA clearance or approval, or the right to bear the CE mark, has been obtained. If we fail to obtain or maintain regulatory approvals, certifications or registrations in any foreign country in which we plan to market our products, our business, financial condition and operating results could be adversely affected.

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

Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA may require, or we may decide, that we will need to obtain new approvals or clearances for the device before we may market or distribute the corrected device. Seeking such approvals or clearances may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties, or civil or criminal fines.

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

We will likely need to conduct additional clinical studies in the future to support clearance for new indications for our existing products or new product lines, or for the approval of the use of our products in some foreign countries. Clinical testing can take many years, can be expensive and carries uncertain outcomes. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons.

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

In March 2010, the Affordable Care Act was signed into law. While the goal of healthcare reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. The Affordable Care Act substantially changes the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services and significantly impacts the medical device industry. Among other things, the Affordable Care Act:

•

imposes an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, although the effective rate paid may be lower. Under the Consolidated Appropriations Act, 2016, the excise tax has been suspended from January 1, 2016 to December 31, 2017, and, absent further legislative action, will be reinstated starting January 1, 2018;

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

In addition, third-party payors regularly update payments to physicians and hospitals where our products are used. For Medicare, annual updates to physician payments are made using a prescribed statutory formula. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. However, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula, and provided for a 0.5% annual increase in payment rates under the Medicare Physician Fee Schedule through 2019, but no annual update from 2020 through 2025. MACRA also introduced a merit based incentive bonus program for Medicare physicians beginning in 2019. At this time it is unclear how the introduction of the merit based incentive program will impact overall physician reimbursement under the Medicare program. In addition, the Budget Control Act of 2011 imposed reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments, will stay in effect through 2025 unless additional Congressional action is taken. Because there is no separate reimbursement for our products, and with respect to FESS, no separate reimbursement for balloon sinus dilation, these payment updates could directly impact the demand for our products or any products we may develop in the future, if cleared or approved.

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

•

federal “sunshine” requirements imposed by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the Affordable Care Act, on certain device manufacturers of devices for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program regarding any “transfer of value” made or distributed to physicians and teaching hospitals. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission. Manufacturers must submit reports by the 90th day of each calendar year;

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

We may be subject to, or become subject to, in the future, foreign laws and regulations imposing obligations on how we collect, store and process personal information. Our actual or perceived failure to comply with such obligations could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue.

In the conduct of our business, we may at times process personal data. The U.S. federal government and various states have adopted or proposed guidelines or rules for the collection, distribution, use and storage of personal information of individuals. The European Union also has laws and regulations dealing with the collection and use of personal data obtained from their residents, which are often more restrictive than those in the United States and which restrict transfers of data to the United States unless certain requirements are met. We have operations in the United Kingdom that may subject to these rules. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. In addition, these rules are constantly changing. For example, following a decision of the European Court of Justice in October 2015, transferring personal data to US companies that had certified as member of the US Safe Harbor Scheme was declared invalid and the other methods to permit transfer are now under review.

Any failure or perceived failure by us to comply with privacy or security laws, policies, legal obligations or industry standards or any security incident that results in the unauthorized release or transfer of personally identifiable information may result in governmental enforcement actions and investigations including by European Data Protection Authorities, fines and penalties, litigation and/or adverse publicity, including by consumer advocacy groups, and could cause our customers, healthcare professional and their patients to lose trust in us, which could have an adverse effect on our reputation and business. Such failures could have a material adverse effect on our financial condition and operations. If the third parties we work with violate applicable laws, contractual obligations or suffer a security breach, such violations may also put us in breach of our obligation under privacy laws and regulation and/or could in turn have a material adverse effect on our business.

The laws in the European Union are under reform and from 2018 onwards, we will be subject to the requirements of the General Data Protection Regulation because we are processing data in the European Union and/or offering goods to residents of the European Union. The General Data Protection Regulation is expected to come into force in early 2018. It increases the deadline for data breach notifications, imposes additional obligations when we contract with service providers and increases administrative burdens on companies processing personal data. If we do not comply with our obligations under the Regulation they could be exposed to significant fines of up to 20,000,000 Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher.

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

We believe that the net proceeds from our IPO, together with our existing cash and cash equivalents and revenue will be sufficient to meet our capital requirements and fund our operations for at least 24 months. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. Any future funding requirements will depend on many factors, including:

•	market acceptance of our products;
•	the scope, rate of progress and cost of our clinical studies;
•	the cost of our research and development activities;
•	the cost of filing and prosecuting patent applications and defending and enforcing our patent or other intellectual property rights;
•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or other intellectual property rights;
•	the cost and timing of additional regulatory clearances or approvals;
•	the cost and timing of establishing additional sales, marketing and distribution capabilities;
•	costs associated with any product recall that may occur;
•	the effect of competing technological and market developments;
•	the extent to which we acquire or invest in products, technologies and businesses; and
•	the costs of operating as a public company.

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

Our stock price has been, and is likely to continue to be, volatile. In recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance. The market price of our common stock may fluctuate substantially due to many factors, including:

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

The trading market for our common stock may be influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. If any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

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

In addition, while we are an “emerging growth company” we will not be required to comply with any new financial accounting standard until such standard is generally applicable to private companies. As a result, our consolidated financial statements may not be comparable to companies that are not “emerging growth companies” or elect not to avail themselves of this provision.

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

As of February 11, 2016, our officers, directors and principal stockholders each holding more than 5% of our common stock, collectively control approximately 69.6% of our outstanding common stock. As a result, these stockholders, if they were to act together, would be able to control the management and affairs of our Company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

In the event that our internal control over financial reporting is perceived as inadequate, or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the trading price of our common stock could decline.

We are subject to the periodic reporting requirements of the Exchange Act. As a result, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. As a public company, we are required, under Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. We designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Our corporate headquarters and manufacturing facilities are located in Plymouth, Minnesota, where we occupy a total of approximately 52,000 square feet of leased office and warehouse space. The terms of our leases expire in June 2021. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed on acceptable terms.

Item 3.	Legal Proceedings

We are not currently a party to any material legal proceedings. We may at times be involved in litigation and other legal claims in the ordinary course of business. When appropriate in our estimation, we may record reserves in our consolidated financial statements for pending litigation and other claims.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on The NASDAQ Global Market under the symbol “ENTL” since January 29, 2015. The following table sets forth, for the fiscal quarters indicated, the high and low intra-day sales prices per share for our common stock as reported by the NASDAQ Global Market.

	High	Low
Fiscal year 2015
First Quarter (starting January 29, 2015)	$24.91	$19.56
Second Quarter	$28.81	$20.54
Third Quarter	$25.69	$17.72
Fourth Quarter	$22.16	$14.72

Holders

As of the close of business on February 11, 2016, there were approximately 116 holders of record of our common stock. Since many of the shares of common stock are registered in “nominee” or “street” names, we believe that the total number of beneficial owners is considerably higher.

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

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Medical Equipment Index for the period beginning on January 29, 2015, the first day our common stock was traded on The NASDAQ Global Market, and ending on December 31, 2015.

The above graph is based upon common stock and index prices calculated as of the end of each period. Our common stock’s closing price on December 31, 2015 was $16.86 per share. The stock price performance of our common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchaser

None.

Use of Proceeds

On January 28, 2015, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-201237), as amended, filed in connection with our IPO. Pursuant to the Registration Statement, as well as the Registration Statement on Form S-1 (File No. 333-201741) filed on January 28, 2015 to register additional securities, we issued and sold an aggregate of 5,294,117 shares of our common stock in the IPO at a price to the public of $17.00 per share (including 690,537 shares sold pursuant to an option granted to the underwriters). As a result of the IPO, we received gross proceeds of approximately $90.0 million, which resulted in net proceeds to us of approximately $81.0 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates. Merrill Lynch, Pierce, Fenner & Smith Incorporated and Piper Jaffray & Co. acted as joint book-running managers and William Blair & Company, L.L.C. and Canaccord Genuity Inc. acted as co-managers for the offering. On February 3, 2015, following the sale of the 5,294,117 shares of common stock, the offering terminated.

We have used and intend to continue to use the net offering proceeds for product development and clinical research, sales, marketing, working capital and general corporate purposes. We invested the remaining net proceeds in short-term, interest-bearing, investment grade securities, certificates of deposit or governmental securities. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus, dated January 28, 2015, filed with the SEC pursuant to Rule 424(b).

Item 6.	Selected Financial Data

The following tables set forth, for the periods and as of the dates indicated, our selected financial data. The consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statements of operations data for the year ended December 31, 2012 and consolidated balance sheet data as of December 31, 2013 and 2012 are derived from our audited financial statements that are not included in this Annual Report on Form 10-K. You should read the following information together with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not indicative of the results to be expected in the future.

	Years ended December 31,
(in thousands, except per share data)	2015	2014	2013	2012
Statement of Operations Data:
Revenue	$61,570	$48,820	$32,545	$17,559
Cost of goods sold	14,058	10,754	7,808	4,784
Gross profit	47,512	38,066	24,737	12,775
Operating expense:
Selling and marketing	44,947	32,763	27,631	21,634
Research and development	5,387	4,307	5,143	5,896
General and administrative	13,034	6,097	4,311	4,080
Total operating expense	63,368	43,167	37,085	31,610
Loss from operations	(15,856)	(5,101)	(12,348)	(18,835)
Other expense, net	(2,444)	(1,828)	(1,048)	(161)
Net loss	$(18,300)	$(6,929)	$(13,396)	$(18,996)
Net loss per share:
Basic and diluted	$(1.06)	$(4.62)	$(11.82)	$(27.29)
Weighted average shares used in the calculation of loss per share:
Basic and diluted	17,217	1,499	1,133	696

	As of December 31,
(in thousands)	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$28,548	$3,484	$7,709	$6,681
Working capital	73,822	7,763	10,702	15,456
Total assets	87,361	19,236	17,876	20,546
Convertible preferred stock warrant liability	—	291	211	131
Total debt (credit facility)	20,000	20,000	15,000	7,375
Total liabilities	29,765	28,036	20,550	10,894
Convertible preferred stock	—	91,554	91,554	91,554
Accumulated deficit	(122,058)	(103,758)	(96,829)	(83,433)
Total stockholders’ equity (deficit)	57,596	(100,354)	(94,228)	(81,902)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a medical technology company focused on delivering superior patient and physician experiences through products designed for the minimally invasive treatment of chronic and recurrent sinusitis patients. Our XprESS family of products is used by ear, nose and throat, or ENT, physicians to treat patients with symptomatic inflammation of the nasal sinuses by opening narrowed or obstructed sinus drainage pathways using balloon sinus dilation. When used as a stand-alone therapy in the doctor’s office, our balloon sinus dilation products are the only devices proven in a sufficiently powered prospective, multicenter, randomized, controlled trial to be as effective as functional endoscopic sinus surgery, or FESS, the primary surgical treatment for chronic and recurrent sinusitis. Patients treated with our products in this trial in the ENT physician office also experienced faster recovery, less bleeding at discharge, less use of prescription pain medication and fewer post-procedure debridements than patients receiving FESS.

Minimally invasive balloon sinus dilation devices have enabled a shift towards office-based treatment of chronic sinusitis patients who are candidates for sinus surgery in the operating room. We believe this shift has been facilitated by our technology and clinical data, as well as procedure economics that are favorable to the healthcare system, patient and provider. Our XprESS family of products is used to treat patients with inflammation of the frontal, ethmoid, sphenoid and maxillary sinuses and is specifically designed for ease-of-use in the ENT physician office setting. Our XprESS family of products includes our XprESS Pro device, our XprESS LoProfile device and our XprESS Ultra device. We derive substantially all of our revenue from our XprESS family of products. For the years ended December 31, 2015, 2014 and 2013, our XprESS family of products represented 93%, 95% and 95% of our revenue, respectively. Our research and development efforts are focused on enhancing our XprESS family of products and broadening their indications for use. We are also the exclusive distributor of XeroGel. In August 2015, we also entered into an agreement with Fiagon NA Corporation, or Fiagon, that, subject to certain limited exceptions for third parties that currently distribute Fiagon products, grants us exclusive distribution rights for Fiagon Image Guidance Systems, or Fiagon IGS, in physician offices and ambulatory surgery centers, or ASCs, in the United States and certain other U.S. territories.

Our direct U.S. sales force engages in sales efforts and promotional activities focused on ENT physicians. As of December 31, 2015, we employed 135 full-time persons in our direct sales organization, an increase from 103 persons as of December 31, 2014. We have expanded our sales force to include 86 full quota-carrying representatives as of December 31, 2015, an increase of 25% from our 69 full quota-carrying representatives as of December 31, 2014. For the fourth quarter of 2015 our full quota-carrying representatives sold at an annualized rate of approximately $775,000. Revenue per procedure, which we calculate by diving our revenue from disposable products by an estimated number of procedures based on the number of balloon sinus dilation devices sold, increased to approximately $1,500 in the fourth quarter of 2015, representing a 2% increase over the same period in 2014. We expect to continue to expand our sales force and staffing to further penetrate the sinusitis market. In addition, we invest substantial resources to educate ENT physicians and patients on the proven clinical advantages of stand-alone balloon sinus dilation.

We have a diverse customer base of ENT physicians, hospitals and ASCs, with no single customer accounting for more than 5% of our revenue during the year ended December 31, 2015. Our customers are reimbursed by governmental and private health insurers for procedures using our products pursuant to reimbursement codes specific to the setting of the procedure. We manufacture all of our proprietary products at our approximately 32,300 square foot facility in Plymouth, Minnesota with components supplied by external suppliers. We increased the size of our facility in February 2016 by approximately 19,700 square feet to a total of approximately 52,000 square feet. As of December 31, 2015, our manufacturing organization included 26 people. We expect the capacity of our current facility to be able to meet expected demand through at least the end of 2020. In the second quarter of 2015, we established a U.K. subsidiary and started the process of selling our products in certain European countries using a combination of direct sales representatives and a network of independent distributors with experience in selling products into ENT markets in those regions. Throughout the second half of the year we increased our presence outside the United States as we added distributors.

For the year ended December 31, 2015 we generated revenue of $61.6 million and had a net loss of $18.3 million compared to revenue of $48.8 million and a net loss of $6.9 million for the year ended December 31, 2014. We expect to continue to incur losses until at least 2017 as we expend resources to expand our organization to support planned sales growth and expansion while also continuing to invest in the development of next generation products and new products for the ENT market. As of December 31, 2015, we had an accumulated deficit of $122.1 million. Our primary sources of capital to date have been from sales of our products, net proceeds from our initial public offering, or IPO, private placements of our convertible preferred securities and amounts borrowed under our credit facility. We operate in one segment.

In February 2015, we completed our IPO by issuing 5,294,117 shares of common stock at an offering price of $17.00 per share, for net proceeds to us of approximately $81.0 million after deducting underwriting discounts and commissions and offering expenses.

Components of Our Results of Operation

Revenue

We derive substantially all of our revenue from the sale of our XprESS family of products to ENT physicians, hospitals and ASCs. We derive additional revenue from the sale of XeroGel and Fiagon IGS products for which we are a distributor. Recent revenue growth has been driven by, and we expect our revenue to continue to increase in the future as a result of, increased physician awareness of the clinical efficacy of stand-alone balloon sinus dilation and our products and increasing insurance coverage for balloon sinus dilation procedures. Any reversal in these recent trends, however, could have a negative impact on our future revenue. In addition, we have expanded our sales and marketing infrastructure to help us drive and support revenue growth and intend to continue this expansion. Our revenue has fluctuated, and we expect our revenue to continue to fluctuate, from quarter to quarter due to a variety of factors.

When used as a stand-alone balloon sinus dilation procedure in the physician office setting, our products are paid for as part of the practice expense component of the physician’s fee. When used in an operating room in an ASC or hospital, our products are typically utilized as tools used during FESS and are paid for as part of the FESS procedure.

Seasonality

Our business may be affected by seasonality. In the first quarter, our results can be impacted by adverse weather and by the resetting of annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures in which our products are used. In the second quarter, demand may be increased by the seasonal nature of allergies and the resultant onset of sinus-related symptoms. In the third quarter, the number of balloon sinus dilation and FESS procedures nationwide is historically lower than other quarters throughout the year, which we believe is attributable to the summer vacations of ENT physicians and their patients. In the fourth quarter, demand may be increased by the onset of the cold and flu season and related symptoms, as well as the desire of patients to spend the remaining balances in their flexible-spending accounts or because of lower out-of-pocket costs to patients who have met their annual deductibles under their health insurance plans.

Cost of Goods Sold and Gross Margin

Cost of goods sold for products we manufacture consists primarily of manufacturing overhead costs, material costs and direct labor. A significant portion of our cost of goods sold consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. We expect overhead costs as a percentage of revenue to continue to decrease as our production volume increases. Cost of goods sold for products we manufacture also includes depreciation expense for production equipment, shipping costs and royalty expense related to our licensing agreement with Acclarent, Inc. that is payable in connection with sales of substantially all of our manufactured products. For those products we sell as a distributor, our cost of goods sold consists primarily of transfer price. We expect cost of goods sold to increase in absolute dollars primarily as, and to the extent, our revenue grows.

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily product sales mix, geographic mix and prices, new products, the impact of distributor relationships, which generally have lower gross margin, production volumes, manufacturing costs and product yields, and to a lesser extent the implementation of cost-reduction strategies. As a result of product mix and distributor relationships our gross margin may decrease over time.

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

Other Expense, Net

Other expense, net primarily consists of interest expense payable under our credit facility, fair value adjustment related to our convertible preferred stock warrants, which, prior to the IPO, were accounted for as a liability and marked-to-market at each reporting period, interest income and realized foreign currency gains and losses. In connection with the IPO, the warrants converted to warrants to purchase shares of our common stock and were no longer treated as a liability. We performed the final revaluation of the preferred stock warrant liability in January 2015 in connection with the completion of the IPO.

Results of Operations

	Years ended December 31,		Changes
(in thousands)	2015	2014	$ Change	% Change
Revenue	$61,570	$48,820	$12,750	26%
Cost of goods sold	14,058	10,754	3,304	31%
Gross profit	47,512	38,066	9,446	25%
Gross margin	77%	78%
Operating expenses
Selling and marketing	44,947	32,763	12,184	37%
Research and development	5,387	4,307	1,080	25%
General and administrative	13,034	6,097	6,937	114%
Total operating expenses	63,368	43,167	20,201	47%
Loss from operations	(15,856)	(5,101)	(10,755)	211%
Other expense, net	(2,444)	(1,828)	(616)	34%
Net loss	$(18,300)	$(6,929)	$(11,371)	164%

Comparison of Years Ended December 31, 2015 and 2014

Revenue

Revenue increased $12.8 million, or 26%, to $61.6 million during the year ended December 31, 2015, compared to $48.8 million during the year ended December 31, 2014. The growth in revenue was primarily attributable to an increase in sales of our XprESS family of products through broader account penetration and increased sales of new products.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $3.3 million, or 31%, to $14.1 million during the year ended December 31, 2015, compared to $10.8 million during the year ended December 31, 2014. The increase in cost of goods sold for both periods was primarily attributable to the growth in sales of our XprESS family of products and to a lesser extent increased sales of new products.

Gross margin for the year ended December 31, 2015 decreased to 77%, compared to 78% for the year ended December 31, 2014. Although unit sales increased, the gross margin decreased due to product and geographic mix as well as increased overhead costs.

Selling and Marketing Expenses

Selling and marketing expenses increased $12.2 million, or 37%, to $44.9 million during the year ended December 31, 2015, compared to $32.8 million during the year ended December 31, 2014. The increase was primarily attributable to an $8.0 million increase in salaries, benefits, stock-based compensation, travel expenses and other employee-related expenses as a result of increased headcount in our sales and marketing organizations. In addition, other selling and marketing expenses increased $4.2 million.

Research and Development Expenses

R&D expenses increased $1.1 million, or 25%, to $5.4 million during the year ended December 31, 2015, compared to $4.3 million during the year ended December 31, 2014. The increase in R&D expenses was primarily due to increases of $0.8 million in salaries, benefits, stock-based compensation, travel expenses and other employee-related expenses. In addition, other research and development expenses increased $0.3 million.

General and Administrative Expense

General and administrative expenses increased $6.9 million, or 114%, to $13.0 million during the year ended December 31, 2015, compared to $6.1 million during the year ended December 31, 2014. The increase was primarily due to an increase of $3.0 million in salaries, stock-based compensation, benefits and other employee-related expenses. In addition, external consultant, contract and other outside services fees increased $1.9 million and insurance, software and legal fees increased $1.2 million. Credit card processing fees, facility expenses and other general and administrative expenses accounted for the remaining increase.

Other Expense, Net

Other expense, net, reflected an expense of $2.4 million during the year ended December 31, 2015 compared to an expense of $1.8 million during the year ended December 31, 2014. The increase in expense was primarily attributable to a $0.4 million increase in interest expense related to our credit facility and a $0.3 million increase associated with the revaluation of our then-outstanding convertible preferred stock warrants, partially offset by a $0.1 million increase in interest income related to our available for sale securities.

We performed the final revaluation of the preferred stock warrant liability in January 2015 in connection with the completion of the IPO.

	Years ended December 31,		Changes
(in thousands)	2014	2013	$ Change	% Change
Revenue	$48,820	$32,545	$16,275	50%
Cost of goods sold	10,754	7,808	2,946	38%
Gross profit	38,066	24,737	13,329	54%
Gross margin	78%	76%
Operating expenses
Selling and marketing	32,763	27,631	5,132	19%
Research and development	4,307	5,143	(836)	(16)%
General and administrative	6,097	4,311	1,786	41%
Total operating expenses	43,167	37,085	6,082	16%
Loss from operations	(5,101)	(12,348)	7,247	(59)%
Other expense, net	(1,828)	(1,048)	(780)	74%
Net loss	$(6,929)	$(13,396)	$6,467	(48)%

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

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $2.9 million, or 38% to $10.8 million during the year ended December 31, 2014, compared to $7.8 million during the year ended December 31, 2013. The increase in cost of goods sold was primarily attributable to the growth in sales of our XprESS family of products described above.

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

General and Administrative Expenses

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

Other Expense, Net

Other expense, net, reflected an expense of $1.8 million during the year ended December 31, 2014, compared to an expense of $1.0 million during the year ended December 31, 2013. The increase in expense was primarily attributable to the fair value adjustment of our then-outstanding convertible preferred stock warrants, which are accounted for as a liability and marked-to-market at each reporting period, and to interest expense related to our credit facility.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

While our significant accounting policies are more fully described in Note B to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective and complex judgments.

Revenue Recognition

We derive revenue from the sale of our XprESS family of products to ENT physicians, hospitals and ASCs. We recognize revenue when persuasive evidence of a sales arrangement exists, delivery of goods has occurred through the transfer of title and risks and rewards of ownership, the selling price is fixed or determinable, and collection is reasonably assured. Revenue is reported net of the allowance for sales returns. The revenue derived on the sale of XeroGel products is recognized when the criteria above is met and is accounted for on primarily a net basis based on the difference between the amount billed to customers less the amount paid by us for the XeroGel product.

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

The assumptions used in the Black-Scholes option pricing model for the periods specified below are as follows:

	Years ended December 31,
	2015	2014	2013
Expected life in years	6.0	5.8	5.7
Risk-free interest rate	1.8%	1.7%	1.1%
Expected dividend yield	0%	0%	0%
Expected volatility	56%	54%	68%

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

Convertible Preferred Stock Warrant Liability

For a warrant classified as a derivative liability, we record the fair value of that warrant on the consolidated balance sheet at the inception of such classification and adjust to fair value at each financial reporting date. We record the changes in the fair value of the warrants in the statement of operations as a component of interest and other income or expense as appropriate. In connection with the IPO in February 2015, our then-outstanding warrants for convertible preferred stock were converted to warrants for common stock and the corresponding liability was reclassified to stockholders’ equity (deficit). Prior to the reclassification, our assumptions with regard to the warrant valuation were based on estimates of the valuation of the underlying preferred stock, volatility, interest rate and such estimates could vary significantly. As of December 31, 2015, we had no warrants classified as a derivative liability.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers. This standard will eliminate the transaction and industry specific revenue recognition guidance under current U.S. GAAP and replace it with a principles-based approach for determining revenue recognition. The new guidance is effective for annual and interim periods beginning after December 15, 2017. We are in the process of evaluating the impact of the adoption of this standard.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new consolidation standard amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for the annual period beginning after December 15, 2015, and for annual and interim periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2015-02 to have a material impact on our financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance, which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. A company should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, a company is required to comply with the applicable disclosures for a change in an accounting principle. The guidance only affects the presentation of debt issuance costs in the balance sheet and has no impact on results of operations. We will apply ASU 2015-03 on January 1, 2016 and will reclassify debt issuance costs from long-term assets to long-term debt. Debt issuance costs included in long-term assets in the accompanying financial statements were $0.2 million at both December 31, 2015 and December 31, 2014, respectively.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires inventory not measured using either the last in, first out or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The new standard will be effective January 1, 2017 and will be applied prospectively. Early adoption is permitted. We early adopted ASU 2011-15 effective January 1, 2016 prospectively. Our adoption of ASU 2015-11 did not have a material impact on our results of operations.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which amends the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. ASU 2015-17 simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The new standard will be effective beginning in the first quarter of 2018. Early adoption is permitted. We early adopted ASU 2015-17 effective December 31, 2015. The adoption of ASU 2015-17 did not have an impact on our consolidated balance sheet due to the full valuation allowance against the net deferred tax assets as of December 31, 2015 and 2014.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. We do not believe that adoption of ASU 2016-01 will have a significant impact on our consolidated financial statements.

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

Liquidity and Capital Resources

Overview

As of December 31, 2015, we had cash and cash equivalents of $28.5 million, short-term investments of $38.2 million and an accumulated deficit of $122.1 million, compared to cash and cash equivalents of $3.5 million and an accumulated deficit of $103.8 million as of December 31, 2014. Our primary sources of capital through the year ended December 31, 2015 have been from sales of our products, net proceeds from our IPO, private placements of our convertible preferred securities and amounts borrowed under our credit facility. As of December 31, 2015, we have raised approximately $81.0 million from our IPO, $90.0 million from private placements of our convertible preferred securities and had $20.0 million of borrowings.

Cash Flows

	Years ended December 31,
(in thousands)	2015	2014	2013
Net cash (used in) provided by:
Operating activities	$(14,158)	$(8,777)	$(13,211)
Investing activities	(42,053)	(998)	6,038
Financing activities	81,275	5,550	8,201
Net increase (decrease) in cash and cash equivalents	$25,064	$(4,225)	$1,028

Net Cash Used in Operating Activities

Net cash used in operating activities for 2015 was $14.2 million, consisting primarily of a net loss of $18.3 million and an increase in net operating assets of $0.9 million, partially offset by non-cash charges of $5.0 million. The increase in net operating assets was primarily due to increases in accounts receivable and inventory and a decrease in accounts payable, partially offset by an increase in accrued expenses and a decrease in other non-current assets. Non-cash charges consisted primarily of stock-based compensation, depreciation, the amortization of premium on investments, the accretion of the final payment fee on our credit facility and the change in the fair value of convertible preferred stock warrants.

Net cash used in operating activities for 2014 was $8.8 million, consisting primarily of a net loss of $6.9 million and an increase in net operating assets of $3.3 million, partially offset by non-cash charges of $1.4 million. The increase in net operating assets was primarily due to increases in deferred offering costs, accounts receivable and inventory, offset by increases in accounts payable due to offering costs and accrued compensation due to the growth in our sales organization and accrued royalties. Non-cash charges consisted primarily of depreciation, the accretion of the final payment fee on our credit facility, stock-based compensation and the change in fair value of convertible preferred stock warrants.

Net cash used in operating activities for 2013 was $13.2 million, consisting primarily of a net loss of $13.4 million and an increase in net operating assets of $1.0 million, partially offset by non-cash charges of $1.2 million. The increase in net operating assets was primarily due to increases in accounts receivable and inventory, offset by increases in accrued compensation due to the growth in our sales organization and accrued royalties. Non-cash charges consisted primarily of depreciation, stock-based compensation and the change in fair value of convertible preferred stock warrants.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities in 2015 was $42.1 million, consisting of net purchases of short-term investments of $38.7 million and $3.4 million for purchases of property and equipment. Net cash used in investing activities in 2014 was $1.0 million for purchases of property and equipment. Net cash provided by investing activities in 2013 was $6.0 million, consisting of proceeds from maturities of short-term investments of $6.6, partially offset by purchases of property and equipment of $0.6 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in 2015 was $81.3 million, consisting of net proceeds from the IPO of approximately $81.0 million and the remaining amount was primarily from proceeds from the exercise of stock options.

Net cash provided by financing activities in 2014 and 2013 was $5.6 million and $8.2 million, respectively, consisting of borrowing under our credit facility of $5.0 million and $7.5 million and proceeds from the exercise of stock options of $0.6 million and $0.7 million respectively.

Credit Facility

In October 2012, we entered into a credit facility with Oxford Finance LLC and borrowed $7.5 million. In December 2013, we amended and restated the credit facility, and in October 2014, we further amended the credit facility. We refer to the amended and restated credit facility, as amended, as the credit facility. Under the credit facility, we could borrow up to a total of $25.0 million in three tranches at a fixed rate of 9.40%. The first tranche of $15.0 million was borrowed in December 2013, a portion of which was used to refinance the $7.5 million previously outstanding under the credit facility. The second tranche of up to $5.0 million, or the 2014 tranche, was available through December 31, 2014, of which all was borrowed. The third tranche of up to $5.0 million was available at any time through December 31, 2015, subject to certain trailing six-month revenue milestones. We achieved the specified revenue milestones for the third tranche but elected not to borrow the additional funds. The credit facility matures and all amounts borrowed thereunder are due on December 1, 2018. As a result of achieving certain funding and revenue milestones provided for in the credit facility in December 2015, we were permitted to extend the interest-only period of the credit facility to February 2017. After February 2017, we will make 24 monthly payments of principal and interest.

In addition to the principal and interest payments under the credit facility, we are required to pay a final payment fee of 7.15% on all amounts outstanding, which is being accrued over the credit facility term and will be due at the earlier of maturity or prepayment. If we repay the amounts borrowed under the credit facility prior to maturity, we will also be required to pay a prepayment fee equal to 0.75%, with respect to the principal amount that is prepaid. We may make principal payments during any interest-only periods to reduce, but not repay in full, the outstanding principal balance of the credit facility without incurring any prepayment penalties. However, if we were to repay in full the outstanding balance of the credit facility during the interest-only period, we would be required to pay the final payment fee.

Our obligations under the credit facility are secured by a first priority security interest in substantially all of our assets, other than our intellectual property. There are no financial covenants contained in the credit facility and we are in compliance with the affirmative and restrictive covenants as of December 31, 2015. We have agreed not to pledge or otherwise encumber our intellectual property assets, except for permitted liens, as such terms are defined in the credit facility and except as otherwise provided for in the credit facility.

As of December 31, 2015, we have borrowed and have outstanding $20.0 million of debt under the credit facility.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet partnerships, arrangements or other relationships with unconsolidated entities or others, often referred to as structured finance or special-purpose entities that are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

The following table sets out, as of December 31, 2015, our contractual obligations due by period.

	Payments Due by Period
	Less Than	1-3	3-5	More Than
	1 Year	Years	Years	5 Years	Total
(in thousands)
Debt obligations(1)	$—	$21,430	$—	$—	$21,430
Operating lease obligations(2)	351	1,120	586	$—	2,057
Total	$351	$22,550	$586	$—	$23,487

(1)

The total amount outstanding under the credit facility was $20.0 million at December 31, 2015, assuming a 24-month amortization period for repayment of the debt. The total debt amount is inclusive of the final payment fee of 7.15% due with the final payment. As of December 31, 2015, we have accrued $0.5 million in ‘Other non-current liabilities’ in the consolidated balance sheets.

(2)	We currently lease approximately 52,000 square feet for our headquarters and manufacturing facilities in Plymouth, Minnesota under leases that expire in June 2021.
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Credit Risk

As of December 31, 2015, our cash and cash equivalents were maintained with financial institutions in the United States and United Kingdom, and our current deposits at certain of these institutions are likely in excess of insured limits.

Our accounts receivable primarily relate to revenue from the sale of our XprESS family of products to hospitals, ASCs and physician offices. For the year ended December 31, 2015, no single customer represented more than 5% of our revenue.

Foreign Currency Exchange Rate Risk

While our business is primarily conducted in U.S. dollars, our sales in Europe are conducted in U.S. dollars and British pounds. We believe that our exposure to foreign currency risk is not significant and a hypothetical 100 basis point movement in the U.S. dollar would not have a material impact on our results of operations, financial position or cash flows. As our sales in currencies other than the U.S. dollar increase, our exposure to foreign currency fluctuations my increase, and we may choose to hedge our exposure in the future.

Item 8.	Financial Statements and Supplementary Data

ENTELLUS MEDICAL, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Entellus Medical, Inc.

We have audited the accompanying consolidated balance sheets of Entellus Medical, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entellus Medical, Inc. and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Minneapolis, Minnesota

February 25, 2016

ENTELLUS MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,548	$3,484
Short-term investments	38,210	—
Accrued interest income	247	—
Accounts receivable, net	10,440	8,746
Inventories	3,889	2,439
Prepaid expenses and other current assets	1,691	883
Total current assets	83,025	15,552
PROPERTY AND EQUIPMENT, NET	4,126	1,730
OTHER ASSETS
Debt issuance costs, net	176	237
Other non-current assets	34	1,717
Total assets	$87,361	$19,236
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,208	$2,414
Convertible preferred stock warrant liability	—	291
Accrued expenses	6,995	5,084
Total current liabilities	9,203	7,789
LONG-TERM LIABILITIES
Long-term debt, less current portion	20,000	20,000
Other non-current liabilities	562	247
Total liabilities	29,765	28,036
COMMITMENTS AND CONTINGENCIES (See Note M)
CONVERTIBLE PREFERRED STOCK, issuable in series, $0.001 par value;
Authorized shares: none at December 31, 2015 and 44,567 at December 31, 2014
Issued and outstanding shares: none at December 31, 2015 and 44,317 at December 31, 2014	—	91,554
STOCKHOLDERS' EQUITY (DEFICIT) (see Note I)
Preferred stock, $0.001 par value per share:
Authorized shares: 10,000 at December 31, 2015 and none at December 31, 2014
Issued and outstanding shares: none	—	—
Common stock, $0.001 par value per share:
Authorized shares: 200,000 at December 31, 2015 and 62,276 at December 31, 2014
Issued and outstanding shares: 18,794 and 1,887 at December 31, 2015 and December 31, 2014, respectively	19	2
Additional paid-in capital	179,673	3,402
Accumulated other comprehensive loss	(38)	—
Accumulated deficit	(122,058)	(103,758)
Total stockholders' equity (deficit)	57,596	(100,354)
Total liabilities and stockholders' equity (deficit)	$87,361	$19,236

The accompanying notes are an integral part of these financial statements.

ENTELLUS MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years ended December 31,
	2015	2014	2013
Revenue	$61,570	$48,820	$32,545
Cost of goods sold	14,058	10,754	7,808
Gross profit	47,512	38,066	24,737
Operating expenses
Selling and marketing	44,947	32,763	27,631
Research and development	5,387	4,307	5,143
General and administrative	13,034	6,097	4,311
Total operating expenses	63,368	43,167	37,085
Loss from operations	(15,856)	(5,101)	(12,348)
Other income (expense)
Interest income	171	75	6
Interest expense	(2,604)	(1,904)	(1,082)
Other non-operating (expense) income	(11)	1	28
Total other expense, net	(2,444)	(1,828)	(1,048)
Net loss	$(18,300)	$(6,929)	$(13,396)
Other comprehensive loss
Unrealized loss on short term investments, net of tax	(16)	—	(1)
Foreign currency translation loss, net of tax	(22)	—	—
Comprehensive loss	$(18,338)	$(6,929)	$(13,397)
Net loss per share, basic and diluted	$(1.06)	$(4.62)	$(11.82)
Weighted average common shares used to compute net loss per share, basic and diluted	17,217	1,499	1,133

The accompanying notes are an integral part of these financial statements.

ENTELLUS MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

							Accumulated
	Convertible preferred stock		Common stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income(Loss)	(Deficit)
Balance at December 31, 2012	44,317	$91,554	866	$1	$1,529	$(83,433)	$1	$(81,902)
Stock options exercised	—	—	583	1	716	—	—	717
Stock-based compensation expense	—	—	—	—	354	—	—	354
Comprehensive loss	—	—	—	—	—	(13,396)	(1)	(13,397)
Balance at December 31, 2013	44,317	$91,554	1,449	$2	$2,599	$(96,829)	$—	$(94,228)
Stock options exercised	—	—	466	—	576	—	—	576
Repurchase of common stock	—	—	(28)	—	(21)	—	—	(21)
Stock-based compensation expense	—	—	—	—	248	—	—	248
Comprehensive loss	—	—	—	—	—	(6,929)	—	(6,929)
Balance at December 31, 2014	44,317	$91,554	1,887	$2	$3,402	$(103,758)	$—	$(100,354)
Issuance of common stock upon IPO, net of issuance costs	—	—	5,294	5	80,948	—	—	80,953
Conversion of convertible preferred stock to common stock	(44,317)	(91,554)	11,404	12	91,542	—	—	91,554
Conversion of convertible preferred stock to common stock warrants	—	—	—	—	648	—	—	648
Stock options exercised	—	—	209	—	323	—	—	323
Repurchase of common stock	—	—	—	—	(1)	—	—	(1)
Stock-based compensation expense	—	—	—	—	2,811	—	—	2,811
Comprehensive loss	—	—	—	—	—	(18,300)	(38)	(18,338)
Balance at December 31, 2015	—	$—	18,794	$19	$179,673	$(122,058)	$(38)	$57,596

The accompanying notes are an integral part of these financial statements

ENTELLUS MEDICAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	Years ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(18,300)	$(6,929)	$(13,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,005	618	460
Amortization of debt issuance costs	61	59	82
Amortization of premium on investments	425	—	9
Accretion of final payment fee on long-term debt	307	227	—
Deferred rent	6	(13)	8
Accretion of debt discount	—	—	125
Gain on disposal of equipment	—	(1)	(1)
Stock-based compensation	2,811	248	354
Changes in fair value of convertible preferred stock warrants	357	80	80
Changes in operating assets and liabilities:
Accrued interest income	(247)	—	46
Accounts receivables, net	(1,715)	(2,923)	(2,283)
Inventories	(1,450)	(570)	(297)
Prepaid expenses and other current assets	(808)	(67)	(340)
Other non-current assets	1,683	(1,698)	-
Accounts payable	(206)	1,212	(54)
Accrued expenses	1,913	980	1,996
Net cash used in operating activities	(14,158)	(8,777)	(13,211)
Cash flows from investing activities:
Purchase of property and equipment	(3,402)	(999)	(587)
Proceeds from sale of property and equipment	—	1	1
Purchase of investments	(122,677)	—	—
Proceeds from maturities of short-term investments	84,026	—	6,624
Net cash (used in) provided by investing activities	(42,053)	(998)	6,038
Cash flows from financing activities:
Proceeds from long-term debt	—	5,000	7,500
Debt issuance costs	—	(5)	(16)
Proceeds from stock options exercised	323	576	717
Proceeds from initial public offering, net of issuance costs	80,953	—	—
Repurchase of common stock	(1)	(21)	—
Net cash provided by financing activities	81,275	5,550	8,201
Net increase (decrease) in cash and cash equivalents	25,064	(4,225)	1,028
Cash and cash equivalents - beginning of period	3,484	7,709	6,681
Cash and cash equivalents - end of period	$28,548	$3,484	$7,709
Supplemental cash flow information:
Debt issuance costs	$—	$5	$—
Cash paid for interest	$1,864	$1,349	$626

The accompanying notes are an integral part of these financial statements.

ENTELLUS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Initial Public Offering

In February 2015, the Company completed its initial public offering (“IPO”) by issuing 5,294 shares of common stock at an offering price of $17.00 per share, for net proceeds to the Company of approximately $80,953, after deducting underwriting discounts and commissions and offering expenses payable by the Company. In connection with the IPO, the Company’s outstanding shares of convertible preferred stock were automatically converted into an aggregate of 11,404 shares of common stock and warrants exercisable for convertible preferred stock were automatically converted into warrants to purchase up to an aggregate of 38 shares of common stock, resulting in the reclassification of the related redeemable convertible preferred stock warrant liability of $648 to additional paid-in-capital.

1-for-4 Reverse Stock Split

In connection with the IPO, the Company’s board of directors and stockholders approved a reverse stock split of the Company’s common stock on a 1-for-4 basis. The reverse stock split became effective on January 12, 2015. The par value of the common stock was not adjusted as a result of the reverse stock split. Adjustments corresponding to the reverse stock split were made to the ratio at which the convertible preferred stock converted into common stock immediately prior to the closing of the IPO. Accordingly, all share and per share amounts for all periods presented in these consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split and adjustment of the preferred stock’s conversion ratios.

Basis of Preparation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

ENTELLUS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Foreign Currency Translation

Sales and expenses denominated in foreign currencies are translated at average exchange rates in effect throughout the year. Assets and liabilities of foreign operations are translated at period-end exchange rates with the impacts of foreign currency translation recognized to foreign currency translation adjustment, a component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations and comprehensive loss.

Cash and Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents. At December 31, 2015 and 2014, cash equivalents consisted of money market funds recorded at fair value and federal and corporate debt securities recorded at amortized costs. Investments in marketable securities of $16,747 were classified as cash equivalents as of December 31, 2015 and none as of 2014. The Company maintains cash in bank accounts which, at times, may exceed Federal Deposit Insurance Corporation (“FDIC”) limits. The Company has not experienced any losses from maintaining balances in excess of FDIC limits.

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

Fair Value of Financial Instruments

As of December 31, 2015 and 2014, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated their estimated fair value because of the short-term nature of the financial instruments. The Company determines the fair value of its assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, is used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3).

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and accounts receivable. The Company generally does not require collateral and losses on accounts receivable have historically been within management’s expectations.

The Company’s investment policy limits investments, when held, to certain types of debt securities issued by the U.S. government, its agencies, and institutions with investment-grade credit ratings, as well as corporate debt or commercial paper issued by the highest quality financial and non-financial companies, and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash and equivalents and issuers of debt securities to the extent recorded on the consolidated balance sheets.

ENTELLUS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Accounts Receivable

Credit is granted to customers in the normal course of business, generally without collateral or any other security to support amounts due. Accounts are considered past due generally after 30 days. The Company maintains an allowance for doubtful accounts for estimated losses in the collection of accounts receivable. The Company makes estimates regarding the future ability of its customers to make required payments based on historical credit experience, delinquency and expected future trends. The Company will write off accounts receivable when it determines that the accounts receivable are uncollectible, typically upon customer bankruptcy or the customer’s non-response to continued collection efforts. The allowance for doubtful accounts was $135 and $150 as of December 31, 2015 and 2014, respectively. The Company also maintains an allowance for sales returns based on historical experience and evaluation of current sales and returns trends. The allowance for sales returns was $250 and $140 as of December 31, 2015 and 2014, respectively.

Inventories

Inventories are stated at the lower of cost to purchase or manufacture the inventory or the net realizable value of such inventory. Cost is determined using the standard cost method which approximates the first-in, first-out basis. Market value is determined as the lower of replacement cost or net realizable value. The Company regularly reviews inventory quantities in consideration of actual loss experiences, projected future demand, and remaining shelf life to record a provision for excess and obsolete inventory when appropriate.

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

Deferred Offering Costs

Deferred offering costs, primarily consisting of legal, accounting and other direct fees and costs relating to the initial public offering, are capitalized. The deferred offering costs were offset against the IPO proceeds upon the closing of the offering in February 2015. As of December 31, 2014, there was $1,698 in deferred offering costs capitalized in other non-current assets on the consolidated balance sheet. There were no deferred offering costs capitalized as of December 31, 2015.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has not recorded impairment charges on long-lived assets for the periods presented in these consolidated financial statements.

Deferred Rent

The Company accounts for rent expense related to operating leases by determining total minimum rent payments on the leases over their respective periods and recognizing the rent expense on a straight-line basis. The difference between the actual amount paid and the amount recorded as rent expense in each period presented is recorded as an adjustment to other non-current liabilities in the consolidated balance sheet.

ENTELLUS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Debt Issuance and Debt Discount

Debt issuance costs are stated at cost, net of accumulated amortization and included within other assets. Debt discount is recorded as a reduction of long-term debt. Amortization of debt issuance costs and the debt discount is calculated using the effective interest method over the term of the debt and is recorded in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

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

The Company entered into a distribution agreement with CogENT Therapeutics in September 2013 and began exclusive distribution of XeroGel in October 2013 in the United States. For products shipped from the CogENT warehouse to customers, CogENT is responsible for all manufacturing, order fulfillment, quality and regulatory requirements of the product. For these direct shipment orders, the Company does not take title to CogENT products prior to products being ordered by customers or in the event CogENT products are returned by customers. The Company records transactions under this arrangement on a net basis based on the difference between the amounts billed to customers less the amounts paid to CogENT for the XeroGel product. The Company’s net revenue for the year ended December 31, 2015, 2014 and 2013 were approximately $1,162, $839 and $65, respectively. For products for which the Company takes title, ships the product and handles returns, the Company records transactions under these arrangements on a gross basis. The amounts of revenue recorded on a gross basis for the year ended December 31, 2015, 2014 and 2013 were approximately $156, $143 and $0, respectively.

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

Advertising Expense

Expenditures for advertising are charged to operations as incurred. Advertising expenses were $1,103, $645 and $587 during the years ended December 31, 2015, 2014 and 2013, respectively.

ENTELLUS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

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

The Company is required to determine the fair value of equity incentive awards and recognize compensation expense for all equity incentive awards made to employees and directors, including employee stock options. The Company also determines the fair value of non-statutory stock options issued to consultants based on the fair value of the consultant’s commitment at the date of grant. Such expense is recognized over the requisite service period. In addition, stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss is based on awards expected to vest and therefore the amount of expense has been reduced for estimated forfeitures. The Company uses the straight-line method for expense attribution, except for awards issued with performance-based conditions which require an accelerated attribution method over the requisite performance and service periods.

Under the applicable accounting guidance for equity incentive awards issued to non-employees, the date at which the fair value of such awards is measured is equal to the earlier of: 1) the date at which a commitment for performance by the counterparty to earn the equity instrument is reached; or 2) the date at which the counterparty’s performance is complete. The Company recognizes stock-based compensation expense for the fair value of the vested portion of the non-employee awards in the consolidated statements of operations and comprehensive loss.

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

Convertible Preferred Stock Warrant Liability

For a warrant classified as a derivative liability, the fair value of that warrant is recorded on the consolidated balance sheet when granted and adjusted to fair value at each financial reporting date. The changes in the fair value of the warrants are recorded in the statement of operations and comprehensive loss as a component of interest income or expense as appropriate.

The Company issued warrants to purchase shares of convertible preferred stock in connection with the Company’s entry into its original credit facility in October 2012. The warrants were recorded at fair value using the Black Scholes model. The fair value of these warrants was remeasured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. In connection with the IPO, in January 2015, the Company performed the final remeasurement of the warrant liability. There were costs of $357 during the year ended December 31, 2015 recorded as interest expense from the final remeasurement.

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

ENTELLUS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The Company applies a recognition threshold for income tax positions taken or expected to be taken on a tax return. The impact of an uncertain tax position taken or expected to be taken on an income tax return are recognized in the consolidated financial statements at the largest amount that is more-likely-than not to be sustained upon audit by the relevant taxing authority. An uncertain tax position is not recognized in the consolidated financial statements unless it is more-likely-than not of being sustained. The Company has no reserve for unrecognized tax benefits at December 31, 2015 and 2014, and accordingly, there is no interest or penalties recorded on the consolidated balance sheet for such reserves. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the appropriate state income taxing authorities for 2006 through 2015.

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

Comprehensive Loss

Comprehensive loss consists of net loss, changes in unrealized gains and losses on available-for-sale marketable securities and changes in unrealized translation gains and losses. Accumulated other comprehensive income is presented in the accompanying consolidated balance sheets, when applicable.

Segment, Geographical and Customer Concentration

The Company operates in one segment. No single customer accounted for more than 10% of its revenue during the years ended December 31, 2015, 2014 and 2013.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new consolidation standard amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for the annual period beginning after December 15, 2015, and for annual and interim periods thereafter. Early application is permitted. The Company does not expect the adoption of ASU 2015-02 to have a material impact on its financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance, which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. A company should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, a company is required to comply with the applicable disclosures for a change in an accounting principle. The guidance only affects the presentation of debt issuance costs in the balance sheet and has no impact on results of operations. The Company will apply ASU 2015-03 on January 1, 2016 and will reclassify debt issuance costs from long-term assets to long-term debt. Debt issuance costs included in long-term assets in the accompanying financial statements were $176 and $237 at December 31, 2015 and December 31, 2014, respectively.

ENTELLUS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires inventory not measured using either the last in, first out or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The new standard will be effective January 1, 2017 and will be applied prospectively. Early adoption is permitted. The Company early adopted ASU 2011-15 effective December 31, 2015 prospectively. Adoption had no impact on the Company’s results of operations.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which amends the guidance requiring companies to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. ASU 2015-17 simplifies the presentation of deferred income taxes, such that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The new standard will be effective beginning in the first quarter of 2018. Early adoption is permitted. The Company early adopted ASU 2015-17 effective December 31, 2015. The adoption of ASU 2015-17 did not have an impact on the Company’s consolidated balance sheet due to the full valuation allowance against the net deferred tax assets as of December 31, 2015 and 2014.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The Company does not expect that adoption of ASU 2016-01 will have a significant impact on its consolidated financial statements.

NOTE C – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

	December 31,	December 31,
	2015	2014
Finished goods	$1,487	$859
Work in process	388	318
Raw materials	2,014	1,262
Total	$3,889	$2,439

Property and Equipment

	December 31,	December 31,
	2015	2014
Furniture and office equipment	$533	$401
Computer hardware and software	2,187	837
Laboratory equipment	2,915	1,427
Tooling and molds	1,243	1,237
Leasehold improvements	583	494
	$7,461	$4,396
Less accumulated depreciation and amortization	(3,766)	(2,768)
Property and equipment in progress	431	102
Total	$4,126	$1,730

Depreciation and amortization expense was $1,005, $618 and $460 during the years ended December 31, 2015, 2014 and 2013, respectively.

ENTELLUS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Other Non-Current Assets

	December 31,	December 31,
	2015	2014
Security deposit on operating lease	$34	$19
Deferred offering costs	—	1,698
Total	$34	$1,717

Accrued Expenses

	December 31,	December 31,
	2015	2014
Compensation and commissions payable	$3,898	$3,001
Royalty payable	1,800	1,537
Other accrued expenses	1,297	546
Total	$6,995	$5,084

Interest Expense

	December 31,	December 31,	December 31,
	2015	2014	2013
Interest expense	$2,247	$1,750	$1,000
Increase in fair value of convertible preferred stock warrants	357	154	82
Total	$2,604	$1,904	$1,082

NOTE D – LIQUIDITY AND BUSINESS RISKS

As of December 31, 2015 and 2014, the Company had cash and equivalents of $28,548 and $3,484 and an accumulated deficit of $122,058 and $103,758, respectively. In February 2015, the Company completed its IPO by issuing 5,294 shares of common stock at an offering price of $17.00 per share, for net proceeds to the Company of approximately $80,953 after deducting underwriting discounts and commissions and offering expenses payable by the Company. Prior to the IPO, the Company financed its operations with a combination of revenue, private placements of convertible preferred securities and amounts borrowed under its credit facility.

NOTE E – SHORT-TERM INVESTMENTS

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

ENTELLUS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The following is a summary of the available-for-sale investments by type of instrument, which are included in short-term investments in the consolidated balance sheet as of December 31, 2015. As of December 31, 2014, there were no short or long-term investments.

		Unrealized	Unrealized
		Gain in	Losses in
		Accumulated	Accumulated
		Other	Other
	Amortized	Comprehensive	Comprehensive	Estimated
December 31, 2015	Cost	Income	Income	Fair Value
Short-Term
Commercial paper	$9,482	$10	$—	$9,492
Corporate bonds	19,605	—	(19)	19,586
Government bonds	1,999	—	—	1,999
Foreign assets	7,140	—	(7)	7,133
Total available-for-sale securities	$38,226	$10	$(26)	$38,210

Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during year ended December 31, 2015. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. As of December 31, 2015, available-for-sale maturities as noted in the table above mature in one year or less.

NOTE F – FAIR VALUE MEASUREMENTS

As of December 31, 2015 and 2014, the carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximated their estimated fair values because of the short term nature of these financial instruments.

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

Short-term Investments

The following is a summary of available-for-sale investments by type of instrument measured at fair value on a recurring basis at December 31, 2015. As of December 31, 2014, there were no available-for-sale investments.

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$9,492	$—	$9,492
Corporate bonds	—	19,586	—	19,586
Government bonds	—	1,999	—	1,999
Foreign assets	—	7,133	—	7,133
Total	$—	$38,210	$—	$38,210

ENTELLUS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurement during the year ended December 31, 2015. The Company has not experienced any significant realized gains or losses on its investments in the periods presented in the consolidated statements of operations and comprehensive loss.

Convertible Preferred Stock Warranty Liability

The following table sets forth a summary of the changes in the estimated fair value of the Company’s convertible preferred stock warrant liability, which represents financial instruments that were categorized as Level 3, according to the three-level fair value hierarchy.

	Year Ended
	December 31,
	2015	2014
Beginning of the period	$291	$211
Issued	—	—
Exercised	—	—
Expired	—	—
Reclassified to equity(1)	(648)	—
Change in fair value	357	80
End of the period	$—	$291

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

The fair market value of the convertible preferred stock prior to the IPO was determined using the option pricing method and the probability weighted expected return method. The fair value of the convertible preferred stock warrant liability was determined using the Black-Scholes option pricing model with the following assumptions:

	Year Ended
	December 31,
	2015	2014
Expected life in years	N/A	7.8
Risk-free interest rate	N/A	2.0%
Expected dividend yield	N/A	0.0%
Expected volatility	N/A	50%

NOTE G – DEBT

In October 2012, the Company entered into a credit facility with Oxford Finance LLC (the “lender”) under which it could borrow up to a total of $17,000 in two tranches at a fixed rate floor of 8.35%. The first tranche of $7,500 was borrowed in October 2012.

In December 2013, the Company amended and restated the loan and security agreement and in October 2014, the Company further amended the loan and security agreement (as currently in effect, the “credit facility”). Under the credit facility, the Company can borrow up to a total of $25,000 in three tranches at a fixed rate of 9.40%. The first tranche of $15,000, including the refinance of $7,500 previously outstanding, was borrowed in December 2013. In connection with the funding of the first tranche, the Company paid a prorated final payment fee on the original credit facility of $143. The second tranche of up to $5,000 (the “2014 tranche”) was available through December 31, 2014, of which $5,000 was borrowed during the three months ended December 31, 2014. The third tranche of up to $5,000 was available at any time through December 31, 2015, subject to certain six-month revenue milestones. The Company achieved the specified revenue milestones for the third tranche but elected not to borrow additional funds. The credit facility matures and all amounts borrowed thereunder are due on December 1, 2018. As a result of achieving certain funding and revenue milestones provided for in the credit facility in December 2015, the Company was permitted to extend the interest-only period to February 2017. After February 2017, the Company will make 24 monthly payment of principle and interest.

ENTELLUS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

In addition to the principal and interest payments, under the credit facility the Company is required to pay a final payment fee of 7.15% on all amounts outstanding, which is being accrued over the credit facility term and shall be due at the earlier of maturity or prepayment. If the Company repays the amounts borrowed under the credit facility prior to maturity, the Company will also be required to pay a prepayment fee equal to 0.75%, with respect to the principal amount that is prepaid.

The credit facility includes affirmative and restrictive covenants and events of default, including the following events of default: payment defaults, breaches of covenants, judgment defaults, cross defaults to certain other contracts, certain events with respect to governmental approvals if such events could cause a material adverse change, a material impairment in the perfection or priority of the lender’s security interest or in the value of the collateral, a material adverse change in the business, operations or condition of the Company or any of its subsidiaries and a material impairment of the prospect of repayment of the credit facility. Upon the occurrence of an event of default, a default increase in the interest rate of an additional 5.00% could be applied to the outstanding loan balance and the lender could declare all outstanding obligations immediately due and payable and take such other actions as set forth in the credit facility.

The Company’s obligations under the credit facility are secured by a first priority security interest in substantially all of its assets, other than its intellectual property. There are no financial covenants contained in the credit facility and the Company is in compliance with the affirmative and restrictive covenants as of December 31, 2015.

As of December 31, 2015, the Company has borrowed and had outstanding $20,000 of debt under the credit facility.

In association with the original credit facility and in conjunction with the close of the first tranche in October 2012, the Company issued the lender warrants to purchase 151 shares of Series E Preferred Stock at an exercise price of $1.9594 per share. In connection with the IPO in February 2015, the warrants became exercisable for up to 38 shares of the Company’s common stock with an exercise price of $7.84 per share. Each warrant may be exercised on a cashless basis in whole or in part. Using the Black-Scholes valuation model, management estimated the fair value of these warrants to be approximately $132 at issuance of the warrant. The following assumptions were used to estimate the fair value: expected volatility of 45.00%, risk-free interest rate of 1.64%, and expected term of 10 years. These warrants were considered to be costs incurred as part of the credit facility and were recorded as a debt discount which was offset against the loan, and were to be amortized over the life of the original credit facility based on the effective interest method to interest expense. In connection with the amended credit facility, the Company amortized the remaining debt discount to interest expense. No stock warrants were issued in conjunction with the amended credit facility.

Assuming a 24-month amortization period, the Company’s principal payments are due under the amended credit facility as follows for the years ending December 31, 2015:

2016	$—
2017	9,118
2018	10,882
$20,000

At December 31, 2015 and 2014, the carrying value of debt approximated fair market value. The fair value of the Company’s debt is considered a Level 3 measurement.

NOTE H – CONVERTIBLE PREFERRED STOCK

During 2012, 2011, 2009, 2008, 2007 and 2006, the Company issued 5,104, 12,759, 15,311, 3,717, 4,986 and 2,440 shares of Series E, E, D, C, B and A Preferred Stock, respectively. The Series A, B, C, D and E Preferred Stock are collectively referred to as the Convertible Preferred Stock.

ENTELLUS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

As of December 31, 2015 and 2014, respectively, the Convertible Preferred Stock consisted of the following (presented in actual amounts):

	December 31, 2015			December 31, 2014
		Number of			Number of	Number of
	Number of	shares		Number of	shares	shares
	Shares	issued and	Carrying	Shares	issued and	converted	Carrying
	authorized	outstanding	value	authorized	outstanding	common Stock	value
Series A	—	—	—	2,440,000	2,440,000	610,000	$2,963,745
Series B	—	—	—	4,986,188	4,986,188	1,246,547	8,988,134
Series C	—	—	—	3,717,329	3,717,329	1,254,375	14,937,389
Series D	—	—	—	15,310,943	15,310,943	3,827,736	29,822,047
Series E	—	—	—	18,112,611	17,862,611	4,465,653	34,842,241
Total	—	—	—	44,567,071	44,317,071	11,404,311	$91,553,556

The Series C Preferred Stock included an antidilution adjustment that resulted in the applicable conversion rate of the Series C Preferred Stock increasing from 0.2500 to 0.3374 as a result of the sale of the Series D Preferred Stock. The resulting incremental common stock to the Series C Preferred Stockholders did not result in any intrinsic value due, because the estimated fair market value of common stock when the Series C Preferred Stock was issued was greater than the estimated fair market value of common stock when the conversion rate increased to 1.3498. If there had been intrinsic value, the Company would have recorded a deemed dividend, resulting in a reduction of retained earnings and increase to Series C Preferred Stock, equal to the fair value of the incremental shares of common stock.

The Company recorded its Convertible Preferred Stock at fair value on the dates of issuance, net of issuance costs. A redemption event would have occurred only upon the liquidation or winding up of the Company, a greater than 50% change in control, or sale of substantially all of the assets of the Company. As the redemption event was outside the control of the Company, all shares of Convertible Preferred Stock have been presented outside of permanent equity. Further, the Company also elected not to adjust the carrying values of the Convertible Preferred Stock to the redemption value of such shares, since it was uncertain whether or when a redemption event would occur. In connection with the IPO, all of the Company’s outstanding shares of convertible preferred stock were automatically converted into an aggregate of 11,404 shares of common stock and warrants exercisable for convertible preferred stock were automatically converted into warrants to purchase up to an aggregate of 38 shares of common stock, resulting in the reclassification of the related redeemable convertible preferred stock warrant liability of $648 to additional paid-in-capital.

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

The Convertible Preferred Stock was not redeemable.

ENTELLUS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(b) Dividends

The holders of Series A, B, C, D and E Convertible Preferred Stock were entitled to receive dividends (as determined on a per annum basis and on an as-converted basis), from any assets legally available, prior and in preference to any declaration or payment of any dividend to the common stockholders. Such dividends were payable when and if declared by the Board of Directors and are not cumulative. No dividends were declared through December 31, 2015.

(c) Liquidation Preferences

As of December 31, 2015, there are no liquidation preferences. In the event of any liquidation, dissolution, change in control or winding-up of the Company, the holders of Series E Preferred Stock would have been entitled to be paid out of the assets of the Company available for distribution to its stockholders on a pro rata basis, prior and in preference to the holders of Series A, B, C and D Preferred Stock and common stock, for the sum of $1.9594 per share of Series E held, plus unpaid dividends thereon, if declared and unpaid.

After the payment in full of the aggregate Series E Liquidation Preference, the holders of the Series D Preferred Stock would have been entitled to distribution on a pro rata basis, prior and in preference to the holders of Series A, B and C Preferred Stock and common stock, for the sum of $1.9594 per share of Series D held, plus unpaid dividends thereon, if declared and unpaid.

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

For so long as at least any shares of Convertible Preferred Stock originally issued remained outstanding, the Company could not, without the affirmative vote of at least a majority in interest of the then outstanding Convertible Preferred Stock, (i) increase or decrease the number of authorized shares of Convertible Preferred Stock, (ii) create any new class or series of capital stock senior to the Convertible Preferred Stock, (iii) redeem any shares of Convertible Preferred Stock or common stock, (iv) declare, authorize or pay a dividend or distribution, (v) dispose of all or substantially all of the assets of the corporation, (vi) change the authorized number of directors, (vii) increase shares reserved for issuance under any stock-based compensation plan, (viii) fundamentally change the principal business of the corporation, (ix) acquire or invest in another corporation or entity, (x) alter or change the voting power, rights, preferences, privileges or restrictions of Convertible Preferred Stock, (xi) amend, repeal or waive any provision of the Company’s certificate of incorporation or bylaws in a manner adverse to the holders of Convertible Preferred Stock, (xii) create any debt security or incur any debt or lease obligation, other than equipment leases, bank lines of credit and venture debt transactions or (xiii) create or hold capital stock in any subsidiary that was not a wholly-owned subsidiary.

ENTELLUS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

NOTE I – STOCKHOLDERS’ DEFICIT

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

2006 Equity Incentive Plan

Under the 2006 Plan approved by the Company’s Board of Directors in August 2006, 3,541 shares of common stock have been reserved for the issuance of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock bonuses and rights to acquire restricted stock to employees, officers, directors and consultants of the Company as of December 31, 2014. ISOs and NSOs have been granted with exercise prices at no less than 100% of the fair value of the common stock on the date of grant. Options granted to a 10% stockholder shall be at no less than 110% of the fair value and ISO stock option grants to such 10% stockholders expire five years from the date of grant. ISOs granted under the 2006 Plan generally vest ratably over a four-year vesting term and expire 10 years from the grant date, unless subject to provisions regarding 10% stockholders. NSOs vest per the specific agreement and expire 10 years from the date of grant. New shares are issued upon exercise of options under the 2006 Plan. At December 31, 2014, there were 23 shares available for issuance under the 2006 Plan. In connection with the IPO, the 2006 Plan terminated, and the Company adopted a new equity incentive plan, the 2015 Plan.

2015 Incentive Award Plan

In December 2014, the Company’s Board of Directors adopted, and in January 2015 the Company’s stockholders approved, the 2015 Plan. The 2015 Plan became effective on the effective date of the IPO, at which time the Company ceased making awards under the 2006 Plan. Under the 2015 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and certain other awards to individuals who are employees, officers, directors or consultants of the Company. A total of 1,346 shares of common stock were initially reserved for issuance under the 2015 Plan. In addition, the number of shares available for issuance under the 2015 Plan will be annually increased by an amount equal to the lesser of (A) 875 shares, (B) 4% of the outstanding shares of the Company’s common stock as of the last day of our immediately preceding fiscal year or, an amount determined by the Company’s Board of Directors.

ENTELLUS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

A summary of the Company’s stock option activity and related information is as follows:

			Weighted
			average	Aggregate
		Weighted	remaining	intrinsic
		average	contractual	value
	Options	exercise price	term	($000)
Balance at December 31, 2012	1,505	$1.37
Granted	437	1.33
Exercised	(583)	1.23
Cancelled	(112)	4.08
Forfeited	(31)	0.84
Balance at December 31, 2013	1,216	$1.18
Granted	1,396	10.55
Exercised	(466)	1.24
Cancelled	—	—
Forfeited	(48)	2.43
Balance at December 31, 2014	2,098	$7.38
Granted	745	21.53
Exercised	(209)	1.55
Cancelled	—	—
Forfeited	(51)	14.43
Balance at December 31, 2015	2,583	$11.79	8.5 years	$16,377
Exercisable	822	$6.26	7.1 years	$9,077

During the years ended December 31, 2015, 2014 and 2013, the aggregate pre-tax intrinsic value of options exercised was $3,162, $4,197 and $173 respectively. The aggregate pre-tax intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise or December 31, 2015, 2014 and 2013, as applicable. The total cash received upon the exercise of options was $323, $576 and $717 during the years ended December 31, 2015, 2014 and 2013, respectively.

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

ENTELLUS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The number of such shares of common stock reserved for the conversion, exercise and issuance of the following options and shares outstanding as of December 31, 2015 and 2014, were as follows:

	December 31,
	2015	2014
Convertible preferred stock:
Series A outstanding	—	610
Series B outstanding	—	1,246
Series C outstanding	—	929
Series C anti-dilution shares	—	325
Series D outstanding	—	3,828
Series E outstanding	—	4,466
Warrants issued in connection with the credit facility	38	38
2006 Stock Incentive Plan, options outstanding	1,861	2,098
2015 Stock Incentive Plan, options outstanding	723	—
Options available for future grant	—	23
	2,622	13,563

Employee Stock Purchase Plan (ESPP)

In December 2014, the Company’s board of directors adopted, and in January 2015 the Company’s stockholders approved, the 2015 Employee Stock Purchase Plan (“2015 ESPP”). The 2015 ESPP became effective on the effective date of the IPO. A total of 200 shares were initially reserved for issuance under the 2015 ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2016 fiscal year, by an amount equal to the lesser of (A) 1% of the shares of the Company’s common stock outstanding on the date of the adoption of the plan or (B) a lesser amount determined by the Company’s Board of Directors. The first offering date was January 1, 2016. As of December 31, 2015, the Company did not recognize any stock-based compensation expense related to the ESPP.

NOTE J – STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense was reflected in the statement of operations and comprehensive loss for the years ended December 31, 2015, 2014 and 2013, as follows:

	Years ended December 31,
	2015	2014	2013
Cost of goods sold	$65	$11	$15
Selling and marketing	750	111	78
Research and development	260	46	68
General and administrative	1,736	80	193
Total	$2,811	$248	$354

The amount of unearned stock-based compensation currently estimated to be expensed through the year 2019 related to unvested employee stock-based payment awards as of December 31, 2015, is approximately $12,710. The weighted average period over which the unearned stock-based compensation is expected to be recognized as of December 31, 2015, is approximately 3.1 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional share-based payments.

ENTELLUS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As stock-based compensation expense recognized in the consolidated financial statements is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. Forfeitures are estimated based on estimated future employee turnover and historical experience.

The fair value of the options granted to employees or directors during the years ended December 31, 2015, 2014 and 2013, was estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Years ended December 31,
	2015	2014	2013
Expected life in years	6.0	5.8	5.7
Risk-free interest rate	1.8%	1.7%	1.1%
Expected dividend yield	0%	0%	0%
Expected volatility	56%	54%	68%
Weighted average fair value	$11.41	$5.32	$3.04

Performance-Based Options

Options issued during the year ended December 31, 2014, included grants to certain employees totaling 23 shares that contained vesting conditions contingent on the achievement of certain milestones. Assuming continued service by the employee, the option would vest immediately upon achievement of the performance criteria. At December 31, 2014, certain milestones were achieved and therefore five shares vested immediately. The Company recorded stock-based compensation expense totaling $11 related to these options. The remaining 18 shares were cancelled. There was no performance-based option activity for the year ended December 31, 2015.

NOTE K – INCOME TAXES

During the years ended December 31, 2015 and 2014, the Company did not record a provision or benefit for current or deferred income taxes in the statement of operations and comprehensive loss due to its cumulative net losses.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2015 and 2014. The Company’s valuation allowance increased by $5,654 in 2015 due to the increase in total deferred tax assets.

ENTELLUS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

The components of loss before taxes for the years ended December 31, 2015 and 2014, consist of the following:

	Years ended December 31,
	2015	2014
Domestic	$(17,860)	$(6,929)
Foreign	(440)	-
Total loss before income taxes	$(18,300)	$(6,929)

Income tax expense differs from the amount computed by applying the statutory federal income tax rate as follows:

	December 31,
	2015	2014
Tax at statutory federal rate	34.0%	34.0%
State tax, net of federal benefit	1.8	1.1
Meals and entertainment	(2.0)	(4.2)
Stock-based compensation	(1.9)	(0.8)
Other	(0.3)	0.8
Valuation allowance	(31.6)	(30.9)
Total	0%	0%

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset (liability) were as follows at December 31:

	December 31,
	2015	2014
Deferred tax asset:
Accounts receivable	$136	$103
Inventories	71	32
Accrued expenses	158	218
Depreciation and amortization	97	192
Research and development credits generated	1,091	837
Net operating loss carryforward	40,185	35,231
Organizational costs	4	5
Stock-based compensation expense (non-qualified options)	780	211
Other	28	20
Total deferred tax assets	42,550	36,849
Deferred tax liabilities:
Prepaid expense	(251)	(207)
Total deferred tax liabilities	(251)	(207)
Total deferred tax assets, net	42,299	36,642
Less valuation allowance	(42,299)	(36,642)
Total deferred tax assets	$—	$—

As of December 31, 2015 and 2014, the Company had federal tax net operating loss carryforwards of approximately $116,103 and $98,700, respectively, which will be available to offset earnings during the carryforward period. If not used, these carryforwards begin to expire in 2027. In addition, changes in ownership could put limitations on the availability of the net operating loss carryforwards.

ENTELLUS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

At December 31, 2015, there were $1,246 of unrecognized deferred tax assets that arose from tax deductions for equity compensation in excess of compensation recognized for financial reporting during years when net operating losses were created. Additional paid-in-capital will be increased if such deferred tax assets are realized and reduce current tax payable.

NOTE L – EARNINGS PER SHARE

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

The following table sets forth the computation of the Company’s net loss per share:

	Years ended December 31,
	2015	2014	2013
Net loss	$(18,300)	$(6,929)	$(13,396)
Weighted average common stock outstanding	17,217	1,499	1,133
Net loss per share, basic and diluted	$(1.06)	$(4.62)	$(11.82)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an antidilutive impact due to losses reported:

	Years ended December 31,
	2015	2014	2013
Convertible preferred stock outstanding	—	11,404	11,404
Convertible preferred stock warrants	—	38	38
Common stock warrants	38	—	—
Common stock options	2,584	2,098	1,216
Total	2,622	13,540	12,658

NOTE M – COMMITMENTS AND CONTINGENCIES

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

Under the Acclarent License, the Company made an initial up-front, lump-sum payment to Acclarent as a retroactive royalty payment. The Company is also required to pay Acclarent an ongoing royalty in the low double-digit percentages, on a country-by-country basis, on net sales of Covered Products. Royalty expense is included in the costs of goods sold and is recognized in the period when revenue is recognized on Covered Products. The Acclarent License will expire upon the expiration or abandonment of the last to expire of the patents licensed to us under the agreement. Acclarent has the right to terminate the agreement upon 60 days’ notice in the event of the Company’s uncured material breach. Amounts due for royalties payable are recorded within accrued expenses on the consolidated balance sheets.

ENTELLUS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Operating Leases

As of December 31, 2015, the Company has two leased facilities under operating lease agreements. The Company entered into a 41-month lease in February 2012, effective April 1, 2012, for its manufacturing facility and corporate headquarters. The Company entered into a 50-month lease on June 30, 2014, effective July 1, 2014, for additional distribution space in a second facility. On February 26, 2015, the Company exercised its right to extend the lease term of its manufacturing facility and corporate headquarters for an additional three years through August 2018. On June 30, 2015, the Company entered into amendments to each lease agreement, among other things, to expand the space occupied by the Company at the property at which the Company’s corporate headquarters are located, and to extend the term of each lease agreement through June 2021, with an option to extend each lease for an additional term through June 2024. Rental payments on operating leases are charged to expense on a straight-line basis over the period of the lease. The lease agreement requires the Company to pay executory costs such as real estate taxes, insurance and repairs, and includes renewal and escalation clauses.

Approximate minimum future obligations which include monthly contractual lease payments under operating leases with initial terms in excess of one year are as follows:

2016	$351
2017	366
2018	373
2019	381
2020	389
2021 and thereafter	197
Total	$2,057

Total lease expense was approximately $343, $305 and $234 for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE N – EMPLOYEE BENEFIT PLAN

The Company’s employees are eligible to participate in a defined contribution benefit plan. Employees may contribute a percentage of their wages, subject to limits established by the Internal Revenue Code. The Company may elect to make discretionary contributions to the plan. Company matching contributions to the defined contribution benefit plan are at the discretion of the Board of Directors. There were no discretionary contributions during the years ended December 31, 2015, 2014 and 2013.

NOTE O – SEGMENTS

Operating segments are defined as components of an enterprise for which separate discrete financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company globally manages the business within one reporting segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. Products are sold principally in the United States.

The following table represents total revenue by geographic area, based on the location of the customer:

	Years ended December 31,
	2015	2014	2013
United States	$60,911	$48,820	$32,545
International	659	—	—
Total	$61,570	$48,820	$32,545

All of the Company’s long-lived assets are located in the United States.

ENTELLUS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

NOTE P – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the Company’s unaudited quarterly results of operations for the years December 31, 2015 and 2014:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
Revenue	$13,502	$15,191	$14,804	$18,073
Cost of goods sold	2,949	3,348	3,431	4,330
Gross profit	10,553	11,843	11,373	13,743
Operating expenses
Selling and marketing	9,887	9,815	12,308	12,937
Research and development	1,300	1,308	1,392	1,387
General and administrative	2,816	3,074	3,230	3,914
Total operating expense	14,003	14,197	16,930	18,238
Loss from operations	(3,450)	(2,354)	(5,557)	(4,495)
Other income (expense)
Interest income	21	50	47	53
Interest expense	(919)	(562)	(561)	(562)
Other non-operating expense	—	(2)	—	(9)
Total other expense, net	(898)	(514)	(514)	(518)
Net loss	$(4,348)	$(2,868)	$(6,071)	$(5,013)
Net loss per share, basic and diluted	$(0.35)	$(0.15)	$(0.32)	$(0.27)
Weighted average common shares used to compute net loss per share, basic and diluted	12,542	18,718	18,738	18,784

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Revenue	$10,175	$12,498	$11,691	$14,456
Cost of goods sold	2,298	2,716	2,501	3,239
Gross profit	7,877	9,782	9,190	11,217
Operating expenses
Selling and marketing	7,722	8,163	8,391	8,487
Research and development	1,116	1,047	972	1,172
General and administrative	1,158	1,222	1,387	2,330
Total operating expense	9,996	10,432	10,750	11,989
Loss from operations	(2,119)	(650)	(1,560)	(772)
Other income (expense)
Interest income	4	—	—	71
Interest expense	(421)	(523)	(473)	(487)
Other non-operating income	1	—	—	—
Total other expense, net	(416)	(523)	(473)	(416)
Net loss	$(2,535)	$(1,173)	$(2,033)	$(1,188)
Net loss per share, basic and diluted	$(1.80)	$(0.81)	$(1.36)	$(0.73)
Weighted average common shares used to compute net loss per share, basic and diluted	1,412	1,455	1,500	1,628

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Beginning			Ending
	Balance	Additions	Deductions	Balance
Allowance for doubtful accounts receivable
Year ended December 31, 2015	$150	$46	$61	$135
Year ended December 31, 2014	135	49	34	150
Year ended December 31, 2013	125	69	59	135

Reserve for sales returns and allowances
Year ended December 31, 2015	$140	$230	$119	$251
Year ended December 31, 2014	100	120	80	140
Year ended December 31, 2013	62	135	97	100

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to material affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers, Key Employees and Directors

The following table sets forth information regarding our executive officers, key employees and directors as of February 11, 2016:

Name	Age	Position(s)
Executive Officers and Key Employees
Robert S. White	54	President, Chief Executive Officer and Director
Thomas E. Griffin	52	Chief Financial Officer
Margaret A. Boiano	61	Vice President, Healthcare Policy and Reimbursement
Jeff L. Kogl	43	Vice President, Business Development and Strategy
Kevin L. Mensink	43	Vice President, Marketing
Stephen R. Paidosh	53	Vice President, Operations
Karen E. Peterson	57	Vice President, Clinical, Regulatory and Quality
Tim B. Petrick	48	Vice President, Research and Development
James D. Surek	48	Vice President, Sales
Non-Employee Directors
Brian E. Farley(1)	58	Chairman of the Board
John K. Bakewell(2)	54	Director
Joshua Baltzell(2)(4)	46	Director
Shawn T McCormick(2)(4)	51	Director
David B. Milne(3)	53	Director
Guido Neels(3)	67	Director

(1) (2)	On January 9, 2016, Mr. Farley transitioned from Executive Chairman to non-executive Chairman of the Board. Member of the audit committee.
(3)	Member of the compensation committee.
(4)	Member of the nominating and corporate governance committee.

Executive Officers and Key Employees

Robert S. White has served as our President and Chief Executive Officer and as a member of our board of directors since April 2015. Mr. White first joined Entellus Medical as our President and Chief Operating Officer in November 2014. Mr. White previously was the President and Chief Executive Officer of TYRX, Inc., or TYRX, which specialized in commercializing innovative, implantable combination drug and device products focused on infection control, from January 2010 to March 2014, when TRYX was sold to Medtronic. Prior to joining TYRX, Mr. White held several positions with Medtronic from February 2003 to November 2009, including serving as President of Medtronic Kyphon from April 2008 to August 2009 following the acquisition of Kyphon by Medtronic. Mr. White started his career with General Electric and joined Eli Lilly and Company in 1989. Mr. White serves on the boards of directors of several companies, including publicly traded companies Novadaq Technologies (September 2014 to present) and AtriCure, Inc. (March 2013 to present), as well as HyperBranch Medical Technology, Inc. (June 2010 to present). Mr. White holds a B.S. in Aerospace Engineering from the University of Missouri-Rolla and an M.B.A. from Cornell University’s Johnson Graduate School of Management.

We believe that Mr. White’s experience in the medical device industry and his role as our Chief Executive Officer enable him to make valuable contributions to our board of directors.

Thomas E. Griffin has served as our Chief Financial Officer since December 2007 and our Secretary since April 2015. From July 2006 to December 2007, Mr. Griffin served as our acting Chief Financial Officer as a consultant. From September 2003 to December 2007, Mr. Griffin provided independent financial and strategic consulting to medical device companies. From December 1995 to April 2003, Mr. Griffin served as Chief Financial Officer and Secretary of Digital Gene Technologies, Inc., a privately held biotechnology company. Prior to that, Mr. Griffin was Controller for Centerpulse Spine-Tech, Inc. and CIMA Labs Inc. Mr. Griffin holds a B.A. in Accounting from the University of Minnesota, Duluth, and an M.B.A. in Management from the University of St. Thomas. Mr. Griffin is a certified public accountant (inactive).

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

Jeff L. Kogl has served as our Vice President of Business Development and Strategy since October 2015. Mr. Kogl has extensive experience in the medical device market creating and executing effective business development and marketing strategies. From June 2013 to October 2015, he was the Vice President of Strategy and Corporate Development at Tornier N.V. Prior to his tenure at Tornier, Mr. Kogl was the Senior Director of Corporate Development and Portfolio Strategy at Medtronic, where he held various business development roles of increasing responsibility from June 2002 to June 2011. Mr. Kogl holds a B.A. in Political Science from Stanford University and an M.B.A. from the University of Minnesota.

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

Stephen R. Paidosh has served as our Vice President of Operations since December 2007. From July 1999 to December 2007, Mr. Paidosh served as Vice President of Operations at Myocor, Inc., a privately held medical device company. From December 1988 to July 1999, Mr. Paidosh held various leadership positions in engineering and operations at SCIMED Life Systems, Inc., and at Boston Scientific Corporation following the acquisition of SCIMED by Boston Scientific, ending as Director of International Vascular and Metallurgical Operations. Prior to that, Mr. Paidosh held positions in engineering with Pfizer Inc.’s subsidiary Schneider-Shiley (USA) Inc. and at St. Jude Medical, Inc. Mr. Paidosh holds a B.S. in Industrial Technology (Manufacturing Engineering) from the University of Wisconsin, Stout.

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

Tim B. Petrick has served as our Vice President of Research and Development since June 2008 and served in the capacity of Manager or Director of Research and Development from February 2007 to May 2008. From October 2002 to December 2006, Mr. Petrick was a Project Engineer with Velocimed, Inc. which was acquired by St. Jude Medical, Inc. in 2005. From January 1998 to July 2002, Mr. Petrick held various positions in regulatory affairs and engineering with TERAMed Corporation, which was acquired by Cordis Corporation, a division of Johnson & Johnson, in 2001. Mr. Petrick holds a B.S. in Mechanical Engineering from North Dakota State University.

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

Non-Employee Directors

Brian E. Farley has served as a member of our board of directors since November 2008 and as the Chairman of the Board since November 2014, including as Executive Chairman from April 2015 to January 2016. He also served as our President from March 2010 to November 2014 and as our Chief Executive Officer from March 2010 to April 2015. Prior to joining us, Mr. Farley was employed at VNUS Medical Technologies, Inc. starting in 1995 and served as President and Chief Executive Officer of VNUS from January 1996 to June 2009 when VNUS was sold to Covidien Ltd. Prior to joining VNUS, Mr. Farley was employed from 1981 to 1995 at Guidant Corporation, in the Medical Device Division of Eli Lilly and Company, and in Lilly Research Labs in a variety of research and development, clinical research and business development leadership positions. Since November 2009, Mr. Farley has served as a director of Neuronetics, Inc., a private medical device company, including as Chairman of the Board from June 2011 to July 2014 and again since December 2014. Mr. Farley has also served on the board of directors of DFINE, Inc., a private medical device company, as well as its compensation committee, since March 2012. Mr. Farley holds both a B.S. in Engineering with an emphasis in Biomedical Engineering and an M.S. in Electrical Engineering from Purdue University.

We believe Mr. Farley’s experience in the medical device industry, his past experience as our President and Chief Executive Officer and his knowledge of the Company enable him to make valuable contributions to our board of directors.

John K. Bakewell has served as a member of our board of directors since July 2015. Mr. Bakewell has served as the Chief Financial Officer of Exact Sciences Corporation since January 2016. Mr. Bakewell previously served as the Chief Financial Officer of Lantheus Holdings, Inc. from July 2014 to December 2015, as the Chief Financial Officer of Interline Brands, Inc. from June 2013 to May 2014 and as the Executive Vice President and Chief Financial Officer of RegionalCare Hospital Partners from January 2010 to December 2011. In addition, Mr. Bakewell held the position of Chief Financial Officer with Wright Medical Group from 2000 to 2009, with Altra Energy Technologies from 1998 to 2000, with Cyberonics, Inc. from 1993 to 1998 and with Zeos International from 1998 to 2000. Since July 2008, Mr. Bakewell has served on the board of directors of Keystone Dental, Inc., a private medical device company, where he also serves as chair of the audit committee, and from April 2006 to July 2010, served on the board of ev3, Inc., which was a publicly traded medical device company until it was acquired by Covidien plc in 2010. He also served as chair of the audit committee and as a member of the nominating and corporate governance committee for ev3. Mr. Bakewell holds a Bachelor of Arts in Accounting from the University of Northern Iowa and is a certified public accountant (inactive).

We believe that Mr. Bakewell’s experience as a chief financial officer of a publicly traded medical technology company and his background and sophistication in finance enable him to make valuable contributions to our board of directors.

Joshua Baltzell has served as a member of our board of directors since August 2006. Mr. Baltzell is a Venture Partner at Split Rock Partners, LLC and also serves as a Venture Partner at SightLine Partners LLC. He has been with Split Rock Partners, LLC, since May 2004 and with SightLine since July 2014. Mr. Baltzell has over 20 years of experience in the healthcare industry. Prior to his tenure in the venture capital industry, Mr. Baltzell held roles as an investment banker at Piper Jaffray Companies from 2000 to 2002, where he focused primarily on mergers and acquisitions in the medical device sector, as well as various marketing and business development positions with SCIMED and Boston Scientific. Mr. Baltzell currently serves on the boards of Colorescience, EBR Systems, Inc., and DFINE, Inc., all privately held companies, and of Histogenics Corporation a publically traded medical technology company where he also serves on both the compensation and corporate governance and nominating committees. From August 2011 to July 2015, he also served on the board of directors of RF Surgical Systems, Inc. Mr. Baltzell holds a B.A. in Economics from St. Olaf College and an M.B.A. from the University of Minnesota’s Carlson School of Management.

We believe Mr. Baltzell’s experience in the industry and his knowledge of the Company enable him to make valuable contributions to our board of directors.

Shawn T McCormick has served as a member of our board of directors since November 2014. Mr. McCormick served as Chief Financial Officer of Tornier N.V. and Tornier, Inc. and as Tornier’s Principal Accounting Officer from September 2012 until October 2015 when Tornier merged with Wright Medical. Before that, Mr. McCormick served as Chief Operating Officer of Lutonix Inc. from April 2011 to February 2012 and as Chief Financial Officer and Senior Vice President of ev3, Inc. from January 2009 to July 2010. He served as Vice President of Corporate Development at Medtronic, Inc. from May 2008 to January 2009, where he was responsible to lead its worldwide business development activities and served in key corporate and divisional financial leadership roles within the Medtronic organization. He has been a member of the board of directors of Nevro Corp. since September 2014 and serves as chairman of the audit committee. He has also been a director of Surmodics, Inc. since December 2015 and serves on the audit committee and the corporate governance and nominating committee. Mr. McCormick previously served on the board of LANX from August 2010 to November 2013, serving on the compensation committee and audit committee, before LANX was sold to Biomet in November 2013. Mr. McCormick is a certified public accountant and holds a B.S. in Accounting/Finance from Arizona State University and an M.B.A. from the University of Minnesota’s Carlson School of Management.

We believe that Mr. McCormick’s experience as a chief financial officer of a publicly traded medical technology company and his background and sophistication in finance enable him to make valuable contributions to our board of directors.

David B. Milne has served as a member of our board of directors since August 2006. Mr. Milne is a Managing Partner at SV Life Sciences Advisers, LLC, or SVLS. He joined SVLS in 2005 and has 25 years of experience in the healthcare industry, having worked at several leading public and private medical technology companies. From 1999 until joining SVLS in 2005, he held the position of Vice President of Corporate Business Development at Boston Scientific. Mr. Milne currently sits on the board of Altura Medical, Inc., EBR Systems, Inc., ReShape Medical, Inc., and Spinal Kinetics, Inc., all privately held companies, and TransEnterix, Inc., a publicly traded medical device company, where he also serves on the corporate governance and nominating committee. In addition, Mr. Milne previously served on the board of AqueSys, Inc., Sadra Medical, Inc., MindFrame, Inc., NovaLign, Inc. and CardioMind, Inc., all privately held companies. Previously Mr. Milne worked at SCIMED, Becton, Dickinson and Company and Parker Laboratories, Inc. He holds a B.S. in Biology from Rutgers University and an M.B.A. in Marketing/Finance from New York University.

We believe that Mr. Milne’s experience in the industry and his knowledge of the Company enable him to make valuable contributions to our board of directors.

Guido Neels has served as a member of our board of directors since November 2009. Mr. Neels has been with Essex Woodlands Health Ventures, or Essex Woodlands, since 2006, where he is now an Operating Partner. Prior to joining Essex Woodlands, Mr. Neels served in a variety of management positions at Guidant, a developer of cardiovascular medical products. From July 2004 until retiring in November 2005, Mr. Neels served as Guidant’s Chief Operating Officer, where he was responsible for the global operations of Guidant’s four operating units: Cardiac Rhythm Management, Vascular Intervention, Cardiac Surgery and Endovascular Solutions. From December 2002 to July 2004, Mr. Neels served as Guidant’s Group Chairman, Office of the President, responsible for worldwide sales operations, corporate communications, corporate marketing, investor relations and government relations. In January 2000, Mr. Neels was named Guidant’s President, Europe, Middle East, Africa and Canada. In addition, Mr. Neels served as Guidant’s Vice President, Global Marketing, Vascular Intervention, from 1996 to 2000 and as Guidant’s General Manager, Germany and Central Europe, from 1994 to 1996. Mr. Neels has a business engineering degree from the University of Leuven in Belgium and an M.B.A. from the Stanford University Graduate School of Business. Mr. Neels served on the board of directors of Biopure Corporation, a publicly traded medical device company, from 2005 to 2009, Lemaitre Vascular, Inc., a publicly traded medical device company, from 2006 to 2008, and Nellix Inc., a privately held medical device company, from 2006 until its acquisition by Endologix in December 2010. Mr. Neels currently serves as the chairman of the board of Oraya Therapeutics, Inc., and also serves on the boards of directors of 480 Biomedical, Inc., Arsenal Medical, Inc., Bioventus LLC, and White Pine Medical LLC, all privately held medical device companies, and Christel House International, a not-for-profit organization. He also serves on the boards of public companies Endologix, where he serves on the board’s compensation and nominating and governance committees, and AxoGen, where he chairs the compensation committee and serves on the nomination and governance committee.

We believe that Mr. Neels’ experience in the industry, familiarity with serving on the boards of public companies and his knowledge of the Company enable him to make valuable contributions to our board of directors.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Committees

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. The charter for each of these committees is available under the Corporate Governance section of our website at www.entellusmedical.com. Our board of directors may establish other committees to facilitate the management of our business. The composition and functions of the audit committee, the compensation committee and the nominating and corporate governance committee are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors

Audit Committee

Our audit committee consists of Mr. McCormick, Mr. Bakewell and Mr. Baltzell, each of whom our board of directors has determined satisfies the independence standards for audit committee members established by applicable SEC rules and the listing standards of The Nasdaq Global Market. The chair of our audit committee is Mr. McCormick, whom our board of directors has determined is an “audit committee financial expert” as that term is defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act, and possesses financial sophistication, as defined under the listing standards of The Nasdaq Global Market. Our board of directors has also determined that each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the board of directors has examined each audit committee member’s scope of experience and the nature of their experience in the corporate finance sector.

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

Our board of directors has determined that each member of the nominating and corporate governance committee is independent within the meaning of the applicable NASDAQ listing standards, is a non-employee director and is free from any relationship that would interfere with the exercise of his independent judgment.

Role of the Board in Risk Oversight

The audit committee of the board of directors is primarily responsible for overseeing our risk management processes on behalf of the board of directors. Going forward, we expect that the audit committee will continue to receive reports from management on at least a quarterly basis regarding our assessment of risks. In addition, the audit committee reports regularly to the board of directors, which also considers our risk profile. The audit committee and the board of directors focus on the most significant risks we face and our general risk management strategies. While the board of directors oversees our risk management, management is responsible for day-to-day risk management processes.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Such officers, directors and stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file with the SEC. Based solely on review of the copies of such forms we have received, or written representations from certain reporting persons that no such forms were required for those persons, we believe that for the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to our officers, directors and holders of more than 10% of our common stock were complied with.

Item 11.	Executive Compensation

Executive Compensation

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. Our “named executive officers” and their positions for the year ended December 31, 2015 were as follows:

•	Robert S. White, Chief Executive Officer and President;
•	Brian E. Farley, Executive Chairman (and former Chief Executive Officer and President);
•	James D. Surek, Vice President, Sales; and
•	Jeff L. Kogl, Vice President, Business Development and Strategy.

In April 2015, Mr. Farley was appointed to Executive Chairman and Mr. White was appointed to Chief Executive Officer and President. On January 9, 2016, Mr. Farley transitioned from Executive Chairman to non-Executive Chairman of our board of directors.

Summary Compensation Table

The following table sets forth certain information with respect to the compensation paid to our named executive officers during the years ended December 31, 2014 and December 31, 2015.

Name and Principal Position		Salary ($)	Bonus ($)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total ($)
Robert S. White	2015	442,500	—	—	270,840 (3)	66	713,406
Chief Executive Officer and President	2014	43,077(4)	50,000	4,277,074	17,948	6	4,388,105
Brian E. Farley	2015	293,333(5)	—	—	219,162(3)	66	512,561
Executive Chairman, former Chief Executive Officer and President	2014	458,902	—	1,002,528	348,704	66	1,810,200
James D. Surek	2015	290,000	—	—	134,543(6)	66	424,609
Vice President, Sales	2014	290,000	—	235,575	96,636	66	622,277
Jeff L. Kogl(7) Vice President, Business Development and Strategy	2015	50,064	40,000(8)	945,546	17,338(3)	11	1,052,959

(1)

Amounts reflect the full grant-date fair value of stock options granted during the applicable calendar year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards and option awards made to executive officers in Note J to our financial statements included in this Annual Report on Form 10-K. There can be no assurance that unvested awards will vest (and, absent vesting and exercise, no value will be realized by the executive for the award).

(2)	Amounts represent life insurance premiums paid by our company.
(3)	Amounts represent bonuses paid with respect to 2015 services under our 2015 corporate bonus plan.
(4)	Amount revises the amount previously disclosed in our Summary Compensation Table contained in our Annual Report on Form 10-K, dated March 19, 2015.
(5)	Mr. Farley served in a part-time capacity from April-December 2015. Amount represents pro-rated base salary paid.
(6)	Amount represents a bonus paid with respect to 2015 services under our Vice President of Sales 2015 bonus plan.
(7)	Mr. Kogl was hired in October 2015 and was not a named executive officer in 2014.
(8)	Amount represents Mr. Kogl’s one-time signing bonus of $40,000.

Narrative Disclosure to Summary Compensation Table

2015 Salaries

The named executive officers receive a base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

In 2015, our board of directors approved merit salary increases for Messrs. White and Farley of 7% and 20%, respectively, of the executive’s base salary (to $450,000 and $550,000, respectively). Mr. White’s base salary was increased, effective April 2, 2015, to reflect his new duties and responsibilities as Chief Executive Officer.

The 2015 base salaries actually paid to our named executive officers are disclosed in the Summary Compensation Table above.  Mr. Farley’s 2015 salary reflects his service in a part-time capacity beginning in April 2015. The following table sets forth the 2015 and 2016 annual base salaries for each of our named executive officers. For 2016, Mr. White received a 4% merit salary increase, effective January 4, 2016. Mr. Farley transitioned from Executive Chairman to non-Executive Chairman of our board of directors in January 2016, and therefore is no longer an employee of our company.

Named Executive Officer	2015 Annual Base Salary	2016 Annual Base Salary
Robert S. White	$450,000	$468,000
Brian E. Farley	$550,000	$ —
James D. Surek	$290,000	$290,000
Jeff L. Kogl	$275,000	$275,000

We expect that base salaries for the named executive officers will be reviewed periodically by the compensation committee or board of directors, with adjustments expected to be made generally in accordance with the considerations described above and to maintain base salaries at competitive levels.

2015 Bonuses

In 2015, each of the named executive officers participated in an annual bonus compensation program under which cash bonuses were awarded.

Messrs. White, Farley and Kogl participated in our corporate bonus plan, pursuant to which each was eligible to receive a bonus based on achievement of annual and quarterly revenue and corporate quality goals established by the compensation committee, which were weighted 95% and 5%, respectively, with the annual revenue goal and each of the quarterly revenue goals representing 20% of the revenue component of the corporate bonus plan. The 2015 target bonuses for Messrs. Farley and Kogl were 75% and 35% of their annual base salary earned in 2015.  In connection with his appointment to Chief Executive Officer, Mr. White’s 2015 target bonus was increased from 50% to 65% of his annual base salary, effective April 2, 2015.

Under the corporate bonus plan, Mr. White was eligible to receive (i) payout of a cash bonus of 30.875% to 92.625% of base salary based on attainment of 85% to 110% of the target revenue goal and (ii) 3.25% of base salary if corporate quality goals were fully attained.

Under the corporate bonus plan, Mr. Farley was eligible to receive (i) payout of a cash bonus of 35.625% to 106.875% of base salary based on attainment of 85% to 110% of the target revenue goal and (ii) 3.75% of base salary if corporate quality goals were fully attained.

Under the corporate bonus plan, Mr. Kogl was eligible to receive (i) payout of a cash bonus of 16.625% to 49.875% of base salary based on attainment of 85% to 110% of the target revenue goal and (ii) 1.75% of base salary if corporate quality goals were fully attained.

In 2015, Mr. Surek participated in a bonus program with revenue and departmental objectives weighted at 85% and 15%, respectively.  The 2015 target bonus for Mr. Surek was 50% of his annual base salary paid in 2015.

The actual annual cash bonuses payable for 2015 are set forth in the Summary Compensation Table above in the column titled “Non-Equity Incentive Plan Compensation.” Our 2016 corporate bonus plan for Messrs. White, Surek and Kogl has goals related to (i) revenue growth 65%; (ii) operating income (loss) 15%; (iii) vitality & innovation 5%; (iv) clinical evidence & regulatory 5%; (v) education & training 5%; and (vi) quality 5%. The 2016 target bonuses for Messrs. White, Surek and Kogl are 75%, 55% and 35% respectively, of the executive’s annual base salary paid in 2016.

In connection with joining the company in 2015, Mr. Kogl also received a one-time signing bonus of $40,000 that will be repayable on a pro rata basis if he resigns without good reason or if he is terminated by the company due to performance within the first 12 months of employment.

Equity Compensation

Our board of directors has adopted the 2015 Incentive Award Plan, which we refer to as the 2015 Plan, in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our company and certain of our affiliates and to enable our company and certain of our affiliates to obtain and retain the services of these individuals, which is essential to our long-term success. The 2015 Plan became effective in connection with our initial public offering.

Historically, we have granted stock options to our named executive officers. Stock options typically vest over a period of four years, or based on the achievement of specified performance goals. In connection with the commencement of his employment in 2015, Mr. Kogl was granted an option to purchase 100,000 shares of the Company’s common stock, vesting over four years with 25% of the shares vesting on the first anniversary of the grant date, and the balance vesting equally on a monthly basis over the next three years, subject to Mr. Kogl’s continued service. We did not grant any stock options to the other named executive officers in 2015.

Effective January 4, 2016, Messrs. White and Surek were granted stock options covering 135,000 shares and 30,000 shares, respectively. Each option vests in equal monthly installments over the four-year period from the grant date, subject to continued employment or service.

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

Outstanding Equity Awards as of December 31, 2015

The following table shows the number of shares of common stock underlying outstanding stock options for each of our named executive officers as of December 31, 2015. As of December 31, 2015, none of our named executive officers held any other outstanding equity incentive plan awards.

	Option Award
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Robert S. White	12/16/2014(1)	125,485	337,840	11.36	12/16/2024
	12/16/2014(2)	45,040	225,235	11.36	12/16/2024
Brian E. Farley	3/24/2010(3)	39,563	—	1.36	3/24/2020
	2/8/2012(4)	28,439	—	0.76	2/8/2022
	3/19/2013(5)	16,560	17,950	1.24	3/19/2023
	12/16/2014(6)	47,208	141,592	11.36	12/16/2024
James D. Surek	2/1/2011(7)	212	—	0.68	2/1/2021
	2/8/2012(4)	9,375	—	0.76	2/8/2022
	3/19/2013(8)	3,907	3,388	1.24	3/19/2023
	1/17/2014(9)	5,000	—	3.48	1/17/2024
	12/16/2014(6)	10,632	31,868	11.36	12/16/2024
Jeff L. Kogl	11/4/2015(10)	—	100,000	17.81	11/4/2025

(1)

This stock option vested and continues to vest as to (i) 115,831 shares on November 24, 2015 and (ii) in 36 substantially equal monthly installments thereafter, subject to the executive’s continued service.

(2)

This stock option vested and continues to vest in substantially equal monthly installments, subject to Mr. White’s continued service to the Company, over the four-year period beginning on May 2, 2015, the one month anniversary date of Mr. White’s appointment as the Chief Executive Officer of the Company.

(3)	This stock option was fully vested as of January 1, 2014.
(4)	This stock option was fully vested as of December 31, 2015.
(5)

This stock option vested and continues to vest as to (i) 4,140 shares on April 1, 2013, (ii) 1,380 shares on May 1, 2013 and on the first day of each month thereafter (through and including December 1, 2016) and (iii) 1,390 shares on January 1, 2017, subject to the executive’s continued service.

(6)	These stock options vest in substantially equal monthly installments over the four-year period starting December 1, 2014, subject to the executive’s continued service.
(7)	This stock option was fully vested as of January 1, 2015.
(8)

This stock option vested and continues to vest in 48 substantially equal monthly installments, commencing on February 1, 2013 and on the first day of each month thereafter (through and including January 1, 2017), subject to the executive’s continued service.

(9)	This stock option vested in part in 2014 upon the achievement of pre-determined revenue goals.
(10)	This stock option vests as to (i) 25,000 shares on October 27, 2016 and (ii) in 36 substantially equal monthly installments thereafter, subject to the executive’s continued service.

Employment Agreements and Severance and Change in Control Benefits

Severance Arrangements

During 2015, each of our named executive officers was party to a severance agreement (Farley, Surek) or a change in control severance agreement (White, Kogl). Due to his transition from Executive Chairman to non-Executive Chairman, Mr. Farley is no longer party to a severance agreement; the payments and benefits described below would only have been payable upon a qualifying termination in 2015.

The agreements provide the executive with severance payments and benefits if the executive’s employment is terminated by the Company without “cause” or by the executive for “good reason” (each, as defined in the applicable agreement), in either case, within 12 months following a “change in control” of the Company (as defined in the applicable agreement) or prior to a change in control if the termination occurs in connection with the change in control. In any such event, the executive will receive, subject to the execution and non-revocation of a general release of claims in favor of the Company:

•	a lump-sum payment in an amount equal to six months (Kogl), 12 months (White, Surek) or 18 months (Farley) of the executive’s annual base salary then in effect;
•	a lump-sum payment in an amount equal to the executive’s annual target bonus (or, with respect to Messrs. Farley and Kogl, 125% and 50% of their respective annual target bonus); and
•	Company-subsidized healthcare continuation coverage for the executive and his or her dependents for up to six months (Kogl), 12 months (White, Surek) or 18 months (Farley) after the termination date.

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

White Employment Agreement

On November 18, 2014, we entered into an employment agreement with Robert S. White, pursuant to which he serves as our President and Chief Operating Officer.  Under the employment agreement, Mr. White is entitled to receive an annual base salary of $420,000 per year (increased to $450,000 for 2015). The employment agreement also provides that Mr. White is eligible to receive an annual bonus of up to 50% of his annualized salary (increased to 65% for 2015) based on the achievement of certain objectives as determined by our board of directors in connection with the applicable bonus plan. In connection with entering into the employment agreement, Mr. White received a one-time signing bonus of $50,000 that would have been repayable on a pro rata basis if he had resigned without “good reason” (as defined in the employment agreement) within 12 months following November 24, 2014.

During his employment, Mr. White is eligible to participate in our health and welfare, retirement and other plans and programs that we make available to our senior executives from time to time. In addition, the employment agreement provides that Mr. White is entitled to reimbursement for all reasonable expenses incurred on behalf of the Company.

In connection with the execution of the employment agreement, Mr. White was granted: (i) an option to purchase 463,325 shares of the Company’s common stock, with 25% of the shares vesting on November 24, 2015, and the balance vesting equally on a monthly basis over the next 36 months subject to Mr. White’s continued service with the Company on each applicable vesting date, and (ii) an option to purchase 270,275 shares of the Company’s common stock, vesting in substantially equal installments over the four-year period starting on the one month anniversary of the date on which Mr. White was appointed as the Chief Executive Officer of the Company, April 2, 2015, subject to his continued service with the Company.

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

2006 Plan Options

Each stock option held by Mr. Farley that is granted pursuant to our 2006 Stock Incentive Plan (the “2006 Plan”) will accelerate and vest in full as of a “change in control” (as defined in the 2006 Plan). In addition, the 2006 Plan provides that upon the executive’s termination of service due to the participant’s death, disability or retirement, then the executive’s outstanding stock options will remain exercisable for six months following the termination date.

Director Compensation

In connection with his appointment to the board of directors in July 2015, Mr. Bakewell was granted a stock option covering 15,000 shares that vests quarterly over the 36-month period beginning on his appointment date.

The following table sets forth information concerning the compensation of our directors during the year ended December 31, 2015. Messrs. White and Farley, who served as employee directors in 2015, did not receive additional compensation for their service as directors in 2015, and therefore are not included in the table below:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
John K. Bakewell	21,644	182,777	204,421
Joshua Baltzell	50,875	—	50,875
Shawn T McCormick	60,000	—	60,000
David B. Milne(2)	39,313	—	39,313
Guido Neels(3)	50,690	—	50,690

1)

Amounts reflect the full grant-date fair value of stock options granted during 2015 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all option awards made to directors in Note J to our financial statements included in this Annual Report on Form 10-K. There can be no assurance that unvested awards will vest (and, absent vesting and exercise, no value will be realized by the executive for the award). As of December 31, 2015, each of Messrs. Bakewell, McCormick, Milne and Neels held outstanding options covering 15,000 shares and Mr. Baltzell held outstanding options covering 13,750 shares.

(2)	Cash fees payable for Mr. Milne’s service on our board of directors are paid directly to SV Life Sciences.
(3)	Cash fees payable for Mr. Neels’s service on our board of directors are paid directly to Essex Woodlands.

In connection with our initial public offering, our board of directors adopted a compensation program for our non-employee directors that consists of a combination of cash annual retainer fees and long-term equity-based compensation. The terms of the program are described below. The program became effective upon the completion of our initial public offering.

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

Equity Compensation

Under the program, each non-employee director who is initially elected or appointed to serve on our board of directors automatically will receive an option to purchase 15,000 shares of common stock, which will vest quarterly over a three-year period, subject to continued service through the applicable vesting date.

Each non-employee director serving on our board of directors as of the date of each annual shareholder meeting automatically will receive an option to purchase 7,500 shares of common stock, which will vest in full on the earlier to occur of the one-year anniversary of the grant date and the date of the annual meeting of our stockholders following the grant date, subject to continued service through the applicable vesting date.

2016 Director Compensation Program

All components of the non-employee director compensation described above are expected to continue in effect in 2016, except on January 9, 2016, our board of directors approved the following changes to the program: (i) an additional annual cash compensation retainer of $40,000 for the Chairman of our board of directors and (ii) the annual stock option grant was increased to cover 10,000 shares (from 7,500 shares).

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information relating to the beneficial ownership of our common stock as of February 11, 2016, by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all directors and executive officers as a group.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of February 11, 2016 through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by that person.

The percentage of shares beneficially owned is computed on the basis of 18,793,754 shares of our common stock outstanding as of February 11, 2016. Shares of our common stock that a person has the right to acquire within 60 days of February 11, 2016 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed is c/o Entellus Medical, Inc., 3600 Holly Lane North, Suite 40, Plymouth, Minnesota 55447.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Essex Woodlands Health Ventures(1) 21 Waterway Avenue Suite 225 The Woodlands, Texas 77380	3,813,196	20.3%
SV Life Sciences(2) One Boston Place 201 Washington Street Suite 3900 Boston, Massachusetts 02108	3,489,531	18.6%
Split Rock Partners, LP(3) 10400 Viking Drive Suite 550 Eden Prairie, Minnesota 55344	3,156,731	16.8%
Covidien Ventures S.a.r.l. 3b, bd Prince Henri Luxembourg L-1724 Luxembourg	956,925	5.1%
Directors and Named Executive Officers:
Brian E. Farley(4)	725,687	3.8%
John K. Bakewell(5)	3,750	*
Joshua Baltzell(6)	6,250	*
David B. Milne(7)	6,250	*
Shawn T McCormick(8)	9,191	*
Guido Neels(9)	21,250	*
Robert S. White(10)	236,323	1.2%
Jeff L. Kogl	-	*
James D. Surek(11)	140,612	*
All directors and executive officer as a group (15 persons) (12)	1,713,981	8.8%

*	Indicates beneficial ownership of less than 1% of the total outstanding common stock.
(1)

Based solely on a Schedule 13G filed by Essex Woodlands Health Ventures, on February 12, 2016. Represents shares held by Essex Woodlands Health Ventures Fund VIII, L.P., Essex Woodlands Health Ventures Fund VIII-A, L.P. and Essex Woodlands Health Ventures Fund VIII-B, L.P., which we collectively refer to as the “Essex Stockholders.” Essex Woodlands Health Ventures VIII, L.P., a Delaware limited partnership, is the general partner of each of the Essex Stockholders and is referred to as the “Partnership,” and Essex Woodlands Health Ventures VIII, LLC, a Delaware limited liability company, is the general partner of the Partnership and is referred to as the “General Partner.” James L. Currie, Martin P. Sutter, Immanuel Thangaraj, Petri Vainio, Jeff Himawan, Ronald W. Eastman, Guido Neels and Steve Wiggins are the managers of the General Partner, and each is referred to as a “Manager” and collectively as the “Managers.” The Partnership is deemed to have sole voting and dispositive power with respect to the shares held by each of the Essex Stockholders. The Managers are deemed to have shared voting and dispositive power with respect to the shares held by each of the Essex Stockholders by unanimous consent and through the Partnership. Each Manager disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The address of the Essex Stockholders is 21 Waterway Avenue, Suite 225, The Woodlands, Texas 77380.

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

(4)	Includes 153,022 shares issuable upon the exercise of stock options granted to Mr. Farley that are exercisable within 60 days of February 11, 2016.
(5)	Includes 3,750 shares issuable upon the exercise of stock options granted to Mr. Bakewell that are exercisable within 60 days of February 11, 2016.
(6)	Includes 5,000 shares issuable upon the exercise of stock options granted to Mr. Baltzell that are exercisable within 60 days of February 11, 2016.
(7)	Includes 6,250 shares issuable upon the exercise of stock options granted to Mr. Milne that are exercisable within 60 days of February 11, 2016.
(8)	Includes 6,250 shares issuable upon the exercise of stock options granted to Mr. McCormick that are exercisable within 60 days of February 11, 2016.
(9)	Includes 6,250 shares issuable upon the exercise of stock options granted to Mr. Neels that are exercisable within 60 days of February 11, 2016.
(10)	Includes 230,441 shares issuable upon the exercise of stock options granted to Mr. White that are exercisable within 60 days of February 11, 2016.
(11)	Includes 35,581 shares issuable upon the exercise of stock options granted to Mr. Surek that are exercisable within 60 days of February 11, 2016.
(12)	Includes options to purchase 757,090 shares of common stock exercisable within 60 days of February 11, 2016 held by all of our executive officers and directors.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 regarding compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders: (1)	2,583,420	$11.79	874,190
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	2,583,420	$11.79	874,190

(1)	Consists of the 2006 Plan, the 2015 Plan and the 2015 Employee Stock Purchase Plan.

The 2015 Plan was adopted by our board of directors in connection with the closing of our initial public offering in 2015, and provides for awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units, performance awards, performance share awards, stock payment awards and other incentive awards to be available for employees and consultants of our Company and any of its qualifying subsidiaries and for our directors.

The number of securities available for issuance under the 2015 Plan increases annually in an amount equal to the lesser of (A) 875,000 shares of common stock, (B) 4% of the shares outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year, assuming the conversion of any shares of preferred stock, but excluding shares issuable upon the exercise or payment of stock options, warrants and other equity securities with respect to which shares have not actually been issued and (C) such smaller number of shares as determined by our board of directors.

The number of securities available for issuance under the 2015 Employee Stock Purchase Plan increases annually in an amount equal to the lesser of (A) 1% of the shares of common stock outstanding on the date of adoption of the 2015 Employee Stock Purchase Plan and (ii) such smaller number of shares as determined by our board of directors.

We are no longer permitted to grant awards under the 2006 Plan.

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

Director Independence

Our common stock is listed on The Nasdaq Global Market. Under the listing requirements and rules of The Nasdaq Global Market, independent directors must compose a majority of a listed company’s board of directors within one year of listing. In addition, the rules of The Nasdaq Global Market require that, subject to specified exceptions, each member of a listed company’s audit and compensation, nominating and governance committee be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act, or Rule 10A-3. Under the rules of The Nasdaq Global Market, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that none of Mr. Bakewell, Mr. McCormick, Mr. Baltzell, Mr. Milne or Mr. Neels has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the listing requirements and rules of The Nasdaq Global Market. In making this determination, our board of directors considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Item 14.	Principal Accountant Fees and Services

Independent Registered Public Accountants’ Fees

The following table represents aggregate fees billed to us for services related to the fiscal years ended December 31, 2015 and 2014, respectively, by Grant Thornton LLP, our independent registered public accounting firm.

	Year Ended December 31,
	2015	2014
Audit Fees(1)	$173,000	$648,000
Audit-Related Fees(2)	9,000	8,000
Tax Fees(3)	30,000	24,000
All Other Fees	—	—

Total	$212,000	$680,000

(1)

Audit Fees consist of fees billed for professional services by Grant Thornton LLP for the audit of our annual financial statements, the review of our registration statement on Form S-1 in connection with our IPO and related services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed by Grant Thornton LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.
(3)	Tax Fees consist of fees for professional services, including tax consulting and compliance performed by Grant Thornton LLP.

Pre-Approval Policies and Procedures

Our audit committee has adopted a policy, or the Pre-Approval Policy, that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage Grant Thornton LLP to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the audit committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by Grant Thornton LLP has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the audit committee. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. On an annual basis, the audit committee reviews and generally pre-approves the services (and related fee levels or budgeted amounts) that may be provided by Grant Thornton LLP without first obtaining specific pre-approval from our audit committee. Our audit committee may revise the list of general pre-approved services from time to time, based on subsequent determinations. The audit committee has delegated to the Chair of the audit committee the authority to pre-approve non-audit services to be provided to the Company by its independent public accounting firm or any other firm. The Chair of the audit committee reports any such pre-approval decisions to the committee at its next scheduled meeting.

During 2015 and 2014, no services were provided to us by Grant Thornton LLP other than in accordance with the pre-approval policies and procedures described above.

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules
(a)	Documents filed as part of this report:
1.	List of Consolidated Financial Statements

The financial statements required by this item are listed in Item 8, “Consolidated Financial Statements and Supplementary Data” herein.

2.	List of Consolidated Financial Statement Schedules

The financial statement schedule required by this item is listed in Item 8, “Consolidated Financial Statements and Supplementary Data” herein.

3.	List of Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/ Furnished Herewith	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Entellus Medical, Inc.		8-K	001-36814	3.1	02/03/15

3.2	Amended and Restated Bylaws of Entellus Medical, Inc.		8-K	001-36814	3.2	02/03/15

4.1	Form of Common Stock Certificate of Entellus Medical, Inc.		S-1/A	333-201237	4.1	01/15/15

4.2	Fifth Amended and Restated Investor Rights Agreement, dated August 17, 2011, by and among Entellus Medical, Inc., the parties set forth therein and such other investors as may from time to time become a party thereto		S-1/A	333-201237	4.3	01/28/15

4.3	Fifth Amended and Restated Registration Rights Agreement, dated August 17, 2011, by and among Entellus Medical, Inc., the parties set forth therein and such other parties as may from time to time become a party thereto		S-1/A	333-201237	4.4	01/28/15

4.4	Warrant to Purchase Stock, dated October 18, 2012, issued by Entellus Medical, Inc. in favor of Oxford Finance LLC		S-1/A	333-201237	4.6	01/28/15

4.5	Warrant to Purchase Stock, dated October 18, 2012, issued by Entellus Medical, Inc. in favor of Oxford Finance LLC		S-1/A	333-201237	4.7	01/28/15

10.1#	Entellus Medical, Inc. 2006 Stock Incentive Plan (as amended and restated November 12, 2009)		S-1/A	333-201237	10.1	01/28/15

10.1(a)#	Third Amendment to Entellus Medical, Inc. 2006 Stock Incentive Plan		S-1	333-201237	10.1(a)	12/23/14

10.1(b)#	Fourth Amendment to Entellus Medical, Inc. 2006 Stock Incentive Plan		S-1/A	333-201237	10.1(b)	01/15/15

10.2#	Form of Incentive Stock Option Agreement pursuant to 2006 Stock Incentive Plan		S-1/A	333-201237	10.2	01/28/15

10.3#	Form of Non-Statutory Stock Option Agreement pursuant to 2006 Stock Incentive Plan		S-1/A	333-201237	10.3	01/28/15

10.4#	Entellus Medical, Inc. 2015 Incentive Award Plan		S-1/A	333-201237	10.4	01/15/15

10.4(a)#	Form of Entellus Medical, Inc. 2015 Incentive Award Plan Stock Option Agreement		S-1/A	333-201237	10.4(a)	01/15/15

10.4(b)#	Form of Entellus Medical, Inc. 2015 Incentive Award Plan Restricted Stock Unit Award Grant Notice and Award Agreement		S-1/A	333-201237	10.4(b)	01/15/15

10.5#	Entellus Medical, Inc. 2015 Employee Stock Purchase Plan		S-1/A	333-201237	10.5	01/15/15

10.6	Form of Indemnification Agreement between Entellus Medical, Inc. and its directors and officers		S-1	333-201237	10.6	12/23/14

10.7†	Confidential Settlement Agreement and Non-Exclusive Patent License Agreement, dated February 17, 2011, by and between Acclarent, Inc. and Entellus Medical, Inc.		S-1/A	333-201237	10.7	01/15/15

10.8†	Amendment No. 1 to the Confidential Settlement and Non-Exclusive Patent License Agreement, dated October 5, 2012, by and between Acclarent, Inc. and Entellus Medical, Inc.		S-1/A	333-201237	10.8	01/28/15

10.9	Amended and Restated Loan and Security Agreement, dated December 20, 2013, among Oxford Finance LLC, the lenders listed therein and Entellus Medical, Inc.		S-1/A	333-201237	10.9	01/28/15

10.9(a)	First Amendment to Amended and Restated Loan and Security Agreement, dated October 31, 2014, by and among Oxford Finance LLC, the lenders listed therein and Entellus Medical, Inc.		S-1/A	333-201237	10.9(a)	01/28/15
10.9(b)	Second Amendment to Amended and Restated Loan and Security Agreement, dated March 30, 2015, by and among Oxford Finance LLC, the lenders listed therein and Entellus Medical, Inc.		8-K	0001-36814	10.1	04/02/15
10.9(c)	Third Amendment to Amended and Restated Loan and Security Agreement, dated May 19, 2015, by and among Oxford Finance LLC and Entellus Medical, Inc.		10-Q	001-36814	10.2	08/07/15

10.10#	Severance Agreement, effective January 1, 2015, between Entellus Medical, Inc. and Brian E. Farley		S-1/A	333-201237	10.10	01/15/15

10.11#	Change in Control Severance Agreement, dated November 24, 2014, between Entellus Medical, Inc. and Robert S. White		S-1/A	333-201237	10.11	01/15/15

10.12#	Severance Agreement, effective January 1, 2015, between Entellus Medical, Inc. and James Surek		S-1/A	333-201237	10.12	01/15/15

10.13#	Severance Agreement, effective October 27, 2015, between Entellus Medical, Inc. and Jeff L. Kogl	*

10.14#	Non-Employee Director Compensation Program	*

10.15#	Employment Agreement, dated November 18, 2014, by and between Entellus Medical, Inc. and Robert S. White		S-1	333-201237	10.17	12/23/14

10.16#	Letter Agreement, dated April 2, 2015, by and between Entellus Medical, Inc. and Brian E. Farley		8-K	0001-36814	10.1	04/02/15
10.17#	Letter Agreement, dated September 4, 2015, by and between Entellus Medical, Inc. and Jeff L. Kogl	*
10.18	Commercial Lease dated February 27, 2012, by and between MU Plymouth Ponds LLC and Entellus Medical, Inc., relating to 3600 Holly Lane North, Plymouth, MN		8-K	0001-36814	10.1	07/07/15
10.18(a)	First Amendment to Commercial Lease dated June 30, 2015, by and between MU Plymouth Ponds LLC and Entellus Medical, Inc., relating to 3600 Holly Lane North, Plymouth, MN		8-K	0001-36814	10.1(a)	07/07/15
10.19	Commercial Lease dated June 30, 2014, by and between MU Plymouth Ponds LLC and Entellus Medical, Inc., relating to 3500 Holly Lane North, Plymouth, MN		8-K	0001-36814	10.2	07/07/15
10.19(a)	First Amendment to Commercial Lease dated June 30, 2015, by and between MU Plymouth Ponds LLC and Entellus Medical, Inc., relating to 3500 Holly Lane North, Plymouth, MN		8-K	0001-36814	10.2(a)	07/07/15
10.20	Fiagon NA Distributor Agreement, effective 10 August 2015, by and between Fiagon NA Corporation and Entellus Medical, Inc.†		8-K	0001-36814	10.1	08/14/15
10.21#	Letter Amendment to March 24, 2010 Stock Option Agreement with Brian Farley.	*

21.1	Subsidiaries of Entellus Medical, Inc.	*

23.1	Consent of Grant Thornton LLP	*

24.1	Power of Attorney (included on signature page)	*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	**

32.2	Section 1350 Certification of Chief Financial Officer	**

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbsae Document	*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTELLUS MEDICAL, INC.

By:	/s/ Robert S. White
Name:	Robert S. White
Title:	President and Chief Executive Officer

Date: February 25, 2016

KNOWN BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert S. White and Thomas E. Griffin, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof. This power of attorney shall be governed by and construed with the laws of the State of Delaware and applicable federal securities laws.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. White	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2016
Robert S. White

/s/ Thomas E. Griffin	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	February 25, 2016
Thomas E. Griffin

/s/ Brian E. Farley	Chairman of the Board of Directors	February 25, 2016
Brian E Farley

/s/ John K. Bakewell	Director	February 25, 2016
John K. Bakewell

/s/ Joshua Baltzell	Director	February 25, 2016
Joshua Baltzell

/s/ Shawn T McCormick	Director	February 25, 2016
Shawn T McCormick

/s/ David B. Milne	Director	February 25, 2016
David B. Milne

/s/ Guido Neels	Director	February 25, 2016
Guido Neels