Form 10-Q
period 2016-03-31
ENTELLUS MEDICAL INC
filed 2016-05-05
CIK 1374128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

On April 29, 2016, there were 18,818,334 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding.

ENTELLUS MEDICAL, INC.

As used in this report, the terms “we,” “us,” “our,” “Entellus Medical,” “Entellus” and the “Company” mean Entellus Medical, Inc. and our consolidated wholly-owned subsidiary, unless the context indicates another meaning.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements under the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues,” similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) and the use of future dates identify forward-looking statements in this report. Forward-looking statements contained in this report include, but are not limited to, statements related to:

•	estimates of our future revenue, expenses, capital requirements and our needs for additional financing and our ability to obtain additional financing in the future, on favorable terms or at all;
•	the implementation of our business model and strategic plans for our products, technologies and businesses;
•	our ability to manage and grow our business by expanding our sales to existing customers or introducing our products to new customers; and
•	our expectations regarding the use of proceeds from our initial public offering.

Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. Actual future results may vary materially from those projected, anticipated or indicated in any forward-looking statements as a result of various factors, including without limitation those set forth below and elsewhere in this report:

•	our future operating losses and ability to achieve or sustain profitability;
•

the dependence of our net sales on our XprESS™ family of products, future market acceptance and adoption of such products and adequate levels of coverage or reimbursement for procedures using such products;

•	our dependence on our license agreement with Acclarent, Inc.;
•	our ability to successfully develop and commercialize new ear, nose and throat, or ENT, products;
•	not successfully competing against our existing or potential competitors;
•	the effect of consolidation in the healthcare industry or group purchasing organizations;
•	our ability to expand, manage and maintain our direct sales organization and market and sell our products in the United States and internationally;
•	risks and uncertainties involved in our international operations;
•	the compliance of our products with the laws and regulations of the countries in which they are marketed, which compliance may be costly and time-consuming;
•	failure or delay in obtaining U.S. Food and Drug Administration, or FDA, or other regulatory approvals for our products or the effect of FDA or other regulatory actions on our operations;
•

the use, misuse or off-label use of our products that may harm our image in the marketplace or result in injuries that may lead to product liability suits, which could be costly to our business or result in governmental sanctions;

•	inability to retain key sales representatives, independent distributors, and other personnel or to attract new talent;
•

our ability to successfully complete future acquisitions of, or joint ventures relating to, complementary businesses, products or technologies and successfully integrate any acquired business, product or technology or retain any key employees related thereto;

•	our ability to manage our anticipated growth;
•	the risk of future product recalls, product liability claims and litigation and inadequate insurance coverage relating thereto;
•	challenges to our intellectual property rights or inability to defend our products against the intellectual property rights of others;
•	the loss of key suppliers, which may result in our inability to meet customer orders for our products in a timely manner or within our budget;
•	failures of, interruptions to, or unauthorized tampering with, our information technology systems;
•	the adequacy of our capital resources and our ability to raise additional financing when needed and on favorable terms; and
•

the effect of new laws, rules and regulations, such as healthcare reform legislation, including the excise tax on U.S. sales of certain medical devices, and its implementation, possible additional legislation, regulation and other governmental pressure in the United States and globally, which may affect utilization, pricing, reimbursement, taxation and rebate policies of governmental agencies and private payors, which could have an adverse effect on our business, financial condition or operating results.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition, or operating results, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 under the heading “Risk Factors.” The risks and uncertainties described above and in “Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 under the heading “Risk Factors” are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our business, financial condition or operation results, may emerge from time to time. Readers are urged to consider these factors carefully in evaluating these forward-looking statements. Readers should also carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, or the SEC. Our forward-looking statements in this report speak only as of the date of this report. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENTELLUS MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	March 31,	December 31,
	2016	2015
	(unaudited)	(1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,766	$28,548
Short-term investments	38,034	38,210
Accrued interest income	112	247
Accounts receivable, net	10,263	10,440
Inventories	3,851	3,889
Prepaid expenses and other current assets	1,701	1,691
Total current assets	77,727	83,025
PROPERTY AND EQUIPMENT, NET	4,395	4,126
Other non-current assets	105	34
Total assets	$82,227	$87,185
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,604	$2,208
Accrued expenses	7,110	6,995
Current portion of long-term debt	1,600	—
Total current liabilities	11,314	9,203
LONG-TERM LIABILITIES
Long-term debt, less current portion	18,238	19,824
Other non-current liabilities	641	562
Total liabilities	30,193	29,589
COMMITMENTS AND CONTINGENCIES (See Note M)
STOCKHOLDERS' EQUITY (see Note I)
Preferred stock, $0.001 par value per share:
Authorized shares: 10,000 at March 31, 2016 and December 31, 2015
Issued and outstanding shares: none	—	—
Common stock, $0.001 par value per share:
Authorized shares: 200,000 at March 31, 2016 and December 31, 2015;	19	19
Issued and outstanding shares: 18,818 and 18,794 at March 31, 2016 and December 31, 2015, respectively
Additional paid-in capital	180,925	179,673
Accumulated other comprehensive income (loss)	20	(38)
Accumulated deficit	(128,930)	(122,058)
Total stockholders' equity	52,034	57,596
Total liabilities and stockholders' equity	$82,227	$87,185

(1) Amounts derived from audited financial statements of Entellus Medical, Inc. included in its Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTELLUS MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015

Revenue	$16,902	$13,502
Cost of goods sold	4,000	2,949
Gross profit	12,902	10,553
Operating expenses
Selling and marketing	13,407	9,887
Research and development	1,912	1,300
General and administrative	3,949	2,816
Total operating expenses	19,268	14,003
Loss from operations	(6,366)	(3,450)
Other income (expense)
Interest income	70	21
Interest expense	(562)	(919)
Other non-operating expense	(14)	—
Total other expense, net	(506)	(898)
Net loss	$(6,872)	$(4,348)
Other comprehensive income (loss)
Unrealized gain on short term investments, net of tax	69	21
Foreign currency translation loss	(11)	—
Comprehensive loss	$(6,814)	$(4,327)
Net loss per share, basic and diluted	$(0.37)	$(0.35)
Weighted average common shares used to compute net loss per share, basic and diluted	18,801	12,542

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTELLUS MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,872)	$(4,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	349	198
Amortization of debt issuance costs	15	15
Amortization of premium on investments	79	51
Accretion of final payment fee on long-term debt	77	77
Deferred rent	3	1
Stock-based compensation	1,205	466
Changes in fair value of convertible preferred stock warrants	—	357
Changes in operating assets and liabilities:
Accrued interest income	135	(248)
Accounts receivables, net	164	322
Inventories	38	(157)
Prepaid expenses and other current assets	(10)	(321)
Other non-current assets	(71)	1,699
Accounts payable	396	(372)
Accrued expenses	115	593
Net cash used in operating activities	(4,377)	(1,667)
Cash flows from investing activities:
Purchase of property and equipment	(618)	(566)
Purchase of investments	(21,784)	(65,390)
Proceeds from maturities of short-term investments	21,950	2,750
Net cash used in investing activities	(452)	(63,206)
Cash flows from financing activities:
Proceeds from stock options exercised	47	169
Proceeds from initial public offering, net of issuance costs	—	80,953
Repurchase of common stock	—	(1)
Net cash provided by financing activities	47	81,121
Net (decrease) increase in cash and cash equivalents	(4,782)	16,248
Cash and cash equivalents - beginning of period	28,548	3,484
Cash and cash equivalents - end of period	$23,766	$19,732
Supplemental cash flow information:
Cash paid for interest	$470	$454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTELLUS MEDICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE A.	ORGANIZATION

Nature of Business

Entellus Medical, Inc. (the “Company”) was incorporated in Minnesota in April 2006 and was reincorporated in Delaware in August 2006. The Company is focused on the design, development and commercialization of products for the minimally invasive treatment of patients suffering from chronic sinusitis. The Company’s XprESS™ family of products is used by ear, nose and throat (“ENT”) physicians to treat patients with chronic sinusitis by opening narrowed or obstructed sinus drainage pathways using balloon sinus dilation performed in the physician office or the operating room. The Company currently sells product through its sales force in the United States and United Kingdom and in a limited number of additional countries through international distributors. The Company operates in one reporting segment.

NOTE B.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The interim financial data as of March 31, 2016 is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company’s management, the interim data includes only normal and recurring adjustments necessary for a fair statement of the Company’s financial results for the three months ended March 31, 2016 and 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 that has been filed with the SEC.

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

Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three months ended March 31, 2016, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance, which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. A company should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, a company is required to comply with the applicable disclosures for a change in an accounting principle. The guidance only affects the presentation of debt issuance costs in the balance sheet and has no impact on results of operations. The Company applied ASU 2015-03 on January 1, 2016 and reclassified debt issuance costs from long-term assets to long-term debt. Debt issuance costs included in long-term debt in the accompanying financial statements were $161 and $176 at March 31, 2016 and December 31, 2015, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires that lease arrangements longer than twelve months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of the updated guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

NOTE C.	COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

	March 31,	December 31,
	2016	2015
Finished goods	$1,353	$1,487
Work in process	902	388
Raw materials	1,596	2,014
Total	$3,851	$3,889

Property and Equipment

	March 31,	December 31,
	2016	2015
Furniture and office equipment	$563	$533
Computer hardware and software	2,349	2,187
Laboratory equipment	3,167	2,915
Tooling and molds	1,257	1,243
Leasehold improvements	583	583
	$7,919	$7,461
Less accumulated depreciation and amortization	(4,115)	(3,766)
Property and equipment in progress	591	431
Total	$4,395	$4,126

Depreciation and amortization expense was $349 and $198 during the three months ended March 31, 2016 and 2015, respectively.

Other Non-Current Assets

	March 31,	December 31,
	2016	2015
Security deposit on operating lease	$34	$34
Deferred offering costs	71	—
Total	$105	$34

Accrued Expenses

	March 31,	December 31,
	2016	2015
Compensation and commissions payable	$3,984	$3,898
Royalty payable	1,645	1,800
Other accrued expenses	1,481	1,297
Total	$7,110	$6,995

NOTE D.	LIQUIDITY AND BUSINESS RISKS

As of March 31, 2016, the Company had cash, cash equivalents and short-term investments of $61,800 and an accumulated deficit of $128,930. In February 2015, the Company completed its IPO by issuing 5,294 shares of common stock at an offering price of $17.00 per share, for net proceeds of approximately $80,953, after deducting underwriting discounts and commissions and offering expenses. Prior to the IPO, the Company financed its operations with a combination of revenue, private placements of convertible preferred securities and amounts borrowed under its credit facility. The Company expects that its cash and cash equivalents, short-term investments and revenue will be sufficient to fund its operations through at least the next twelve months.

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

The following is a summary of the available-for-sale investments by type of instrument, which are included in short-term investments in the consolidated balance sheet as of March 31, 2016 and December 31, 2015.

		Unrealized	Unrealized
		Gain in	Losses in
		Accumulated	Accumulated
		Other	Other
	Amortized	Comprehensive	Comprehensive	Estimated
March 31, 2016	Cost	Income (Loss)	Income (Loss)	Fair Value
Commercial paper	$13,446	$34	$—	$13,480
Corporate bonds	15,677	6	—	15,683
Foreign assets	8,858	13	—	8,871
Total available-for-sale securities	$37,981	$53	$—	$38,034

		Unrealized	Unrealized
		Gain in	Losses in
		Accumulated	Accumulated
		Other	Other
	Amortized	Comprehensive	Comprehensive	Estimated
December 31, 2015	Cost	Income (Loss)	Income (Loss)	Fair Value
Commercial paper	$9,482	$10	$—	$9,492
Corporate bonds	19,605	—	(19)	19,586
Government bonds	1,999	—	—	1,999
Foreign assets	7,140	—	(7)	7,133
Total available-for-sale securities	$38,226	$10	$(26)	$38,210

Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the three months ended March 31, 2016. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. As of March 31, 2016 and December 31, 2015, available-for-sale maturities as noted in the table above mature in one year or less.

NOTE F.	FAIR VALUE MEASUREMENTS

As of March 31, 2016 and as of December 31, 2015, the carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments.

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

Short-term Investments

The following is a summary of available-for-sale investments by type of instrument measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015, respectively.

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$13,480	$—	$13,480
Corporate bonds	—	15,683	—	15,683
Foreign assets	—	8,871	—	8,871
Total	$—	$38,034	$—	$38,034
	December 31, 2015
	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$9,492	$—	$9,492
Corporate bonds	—	19,586	—	19,586
Government bonds	—	1,999	—	1,999
Foreign assets	—	7,133	—	7,133
Total	$—	$38,210	$—	$38,210

There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurement during the three months ended March 31, 2016.

Convertible Preferred Stock Warranty Liability

The following table sets forth a summary of the changes in the estimated fair value of the Company’s convertible preferred stock warrants, which represents financial instruments that were categorized as Level 3, according to the three-level fair value hierarchy.

	Three Months Ended
	March 31,
	2016	2015
Beginning of the period	$—	$291
Issued	—	—
Exercised	—	—
Expired	—	—
Reclassified to equity (1)	—	(648)
Change in fair value	—	357
End of the period	$—	$—

(1)In connection with the closing of the IPO in February 2015, warrants to purchase shares of convertible preferred stock were converted to warrants to purchase shares of common stock, resulting in the reclassification of the related convertible preferred stock warrant liability to additional paid-in-capital.

The fair market value of the convertible preferred stock prior to the IPO was determined using the option pricing method and the probability weighted expected return method. The fair value of the convertible preferred stock warrant liability was determined using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2016	2015
Expected life in years	N/A	7.5
Risk-free interest rate	N/A	1.6%
Expected dividend yield	N/A	0.0%
Expected volatility	N/A	56%

NOTE G.	DEBT

In December 2013, we entered into an amended and restated credit facility (the “credit facility”) with Oxford Finance LLC. On March 30, 2015, we entered into an amendment to the credit facility, changing our obligation to deliver consolidated financial statements from monthly to quarterly, so long as we are required to make periodic filings with the Securities and Exchange Commission. On May 19, 2015, the Company entered into an amendment to the Company’s amended and restated loan and security agreement changing the Company’s obligations related to foreign subsidiaries.

Under the credit facility, the Company could borrow up to a total of $25,000 in three tranches at a fixed rate of 9.40%. The first tranche of $15,000, including the refinance of $7,500 previously outstanding, was borrowed in December 2013. In connection with the funding of the first tranche, the Company paid a prorated final payment fee on the original credit facility of $143. The second tranche of up to $5,000 was available through December 31, 2014, of which $5,000 was borrowed during the three months ended December 31, 2014. The third tranche of up to $5,000 was available at any time through December 31, 2015, subject to certain six-month revenue milestones. The Company achieved the specified revenue milestones for the third tranche but elected not to borrow additional funds. The credit facility matures and all amounts borrowed thereunder are due on December 1, 2018. As a result of achieving certain funding and revenue milestones provided for in the credit facility in December 2015, the Company was permitted to extend the interest-only period to February 2017. After February 2017, the Company will make 24 monthly payment of principal and interest.

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

As of March 31, 2016 and December 31, 2015, the Company has borrowed and had outstanding $20,000 of debt under the credit facility.

As of March 31, 2016 and as of December 31, 2015, the carrying amounts of debt approximates fair market. The fair value of the Company’s debt is considered a Level 3 measurement.

NOTE H.	CONVERTIBLE PREFERRED STOCK

In connection with the IPO in February 2015, the 44,317 shares of convertible preferred stock were converted into 11,404 shares of common stock, resulting in the reclassification of the related redeemable convertible preferred stock of $91,554 to common stock and additional paid-in-capital.

NOTE I.	STOCKHOLDERS’ EQUITY

Preferred Stock

The amended and restated certificate of incorporation, as amended in connection with the IPO, authorizes 10,000 shares of preferred stock. As of March 31, 2016, no preferred stock had been issued.

Common Stock

       The amended and restated certificate of incorporation, as amended in connection with the IPO, authorizes 200,000 shares of common stock.

2015 Incentive Award Plan

In December 2014, the Company’s Board of Directors adopted, and in January 2015 the Company’s stockholders approved, the Entellus Medical, Inc. Incentive Award Plan (the “2015 Plan”). The 2015 Plan became effective in connection with the IPO, at which time the Company ceased making awards under the Entellus Medical, Inc. 2006 Stock Incentive Plan. Under the 2015 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and certain other awards to individuals who are employees, officers, directors or consultants of the Company. A total of 1,346 shares of common stock were initially reserved for issuance under the 2015 Plan. In addition, the number of shares available for issuance under the 2015 Plan is annually increased by an amount equal to the lesser of (A) 875 shares, (B) 4% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year or (C) an amount determined by the Company’s Board of Directors. In accordance with this “evergreen” provision, the number of shares available under the 2015 plan was increased in the amount of 752 shares resulting in a total of 2,098 shares of common stock available.

A summary of the Company’s stock option and restricted stock unit activity and related information is as follows:

	March 31, 2016
			Weighted
			average	Aggregate
		Weighted	remaining	intrinsic
		average	contractual	value
	Options	exercise price	term	($000)
Outstanding, beginning of period	2,583	$11.79	8.5 years	$16,377
Granted	393	16.74
Exercised	(24)	1.93
Cancelled	—	—
Forfeited	(13)	16.52
Outstanding, end of period	2,939	$12.51	8.5 years	$19,128
Exercisable	951	$7.41	7.2 years	$10,708

The aggregate pre-tax intrinsic value of options exercised was $342 and $1,530 for the three months ended March 31, 2016 and 2015, respectively. The aggregate pre-tax intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise or March 31, 2016. The total cash received upon the exercise of options was $47 and $169 during the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016, the Company issued 12 restricted stock units (“RSU’s”) at a weighted average fair value of $16.99.

Employee Stock Purchase Plan

In December 2014, the Company’s board of directors adopted, and in January 2015 the Company’s stockholders approved, the Entellus Medical, Inc. 2015 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, we have set two six-month offering periods during each calendar year, one beginning January 1 and ending on June 30, and the other beginning July 1 and ending on December 31, during which employees can choose to have up to 20% of their compensation withheld to purchase up to 2 shares of our common stock during each offering period. The purchase price of the shares is 85% of the market price on the first or last trading day of the offering period, whichever is lower. A total of 200 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2016 fiscal year, by an amount equal to the lesser of (A) 1% of the shares of the Company’s common stock outstanding on the date of the adoption of the plan or (B) a lesser amount determined by the Company’s Board of Directors. In the first quarter of 2016, in accordance with the “evergreen” provision, the number of shares available for grant under the ESPP increased in the amount of 17 shares, resulting in a total of 217 shares of common stock reserved for issuance under the ESPP. During the three months ended March 31, 2016 the Company did not issue shares of its common stock to participants under the 2015 ESPP. However, the Company recognized $49 in stock-based compensation related to the ESPP.

NOTE J.	STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense is reflected in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2016 and 2015, as follows:

	Three Months Ended
	March 31,
	2016	2015
Cost of goods sold	$22	$10
Selling and marketing	124	87
Research and development	448	44
General and administrative	611	325
Total	$1,205	$466

 The amount of unearned stock-based compensation currently estimated to be expensed through the year 2020 related to unvested employee stock-based payment awards as of March 31, 2016 is approximately $15,253. The weighted average period over which the unearned stock-based compensation is expected to be recognized as of March 31, 2016 is approximately 3 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional share-based awards.

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

The fair value of the options granted to employees or directors during the three months ended March 31, 2016 and 2015 was estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Three Months Ended
	March 31,
	2016	2015
Expected life in years	6.0	5.9
Risk-free interest rate	1.8%	1.6%
Expected dividend yield	0%	0%
Expected volatility	50%	56%
Weighted average fair value	$8.22	$11.30

The fair value of the ESPP options granted to employees during the three months ended March 31, 2016 and 2015 was estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Three Months Ended
	March 31,
	2016	2015
Expected life in years	0.5		N/A
Risk-free interest rate	0.5%		N/A
Expected dividend yield	0%		N/A
Expected volatility	1%		N/A
Weighted average fair value	$16.99	$	N/A

NOTE K.	INCOME TAXES

We did not record a federal or state income tax benefit for our losses for the three months ended March 31, 2016 and 2015 due to our conclusion that full valuation allowance is required against our deferred tax assets.

NOTE L.	EARNINGS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods as all potentially dilutive shares consisting of stock options, warrants and ESPP shares were antidilutive in those periods.

The following table sets forth the computation of the Company’s net loss per share:

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(6,872)	$(4,348)
Weighted average common stock outstanding	18,801	12,542
Net loss per share, basic and diluted	$(0.37)	$(0.35)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted earnings per share because such securities have an antidilutive impact due to losses reported:

	March 31,
	2016	2015
Common stock warrants	38	38
Common stock options	2,939	2,011
Restricted stock units	12	—
Common stock ESPP	19	—
Total	3,008	2,049

NOTE M.	COMMITMENTS AND CONTINGENCIES

Operating Leases

As of March 31, 2016, the Company has two leased facilities under operating lease agreements. The Company entered into a 41-month lease in February 2012, effective April 1, 2012, for its corporate headquarters. The Company entered into a 50-month lease on June 30, 2014, effective July 1, 2014, for additional distribution space in a second facility. On February 26, 2015, the Company exercised its right to extend the lease term of its manufacturing and corporate facility for an additional three years through August 2018. On June 30, 2015, the Company entered into amendments to each lease agreement, among other things, to expand the space occupied by the Company at the property at which the Company’s corporate headquarters are located, and to extend the term of each lease agreement through June 2021, with an option to extend for an additional term through June 2024. Rental payments on operating leases are charged to expense on a straight-line basis over the period of the lease. The lease agreement requires the Company to pay executory costs such as real estate taxes, insurance and repairs, and includes renewal and escalation clauses.

Total lease expense was approximately $136 and $90 for the three months ended March 31, 2016 and 2015, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a medical technology company focused on delivering superior patient and physician experiences through products designed for the minimally invasive treatment of chronic and recurrent sinusitis patients. Our XprESS™ family of products is used by ear, nose and throat, or ENT, physicians to treat patients with symptomatic inflammation of the nasal sinuses by opening narrowed or obstructed sinus drainage pathways using balloon sinus dilation. When used as a stand-alone therapy in the doctor’s office, our balloon sinus dilation products are the only devices proven in a sufficiently powered prospective, multicenter, randomized, controlled trial to be as effective as functional endoscopic sinus surgery, or FESS, the primary surgical treatment for chronic and recurrent sinusitis. Patients treated with our products in this trial in the ENT physician office also experienced faster recovery, less bleeding at discharge, less use of prescription pain medication and fewer post-procedure debridements than patients receiving FESS.

Minimally invasive balloon sinus dilation devices have enabled a shift towards office-based treatment of chronic sinusitis patients who are candidates for sinus surgery in the operating room. We believe this shift has been facilitated by our technology and clinical data, as well as procedure economics that are favorable to the healthcare system, patient and provider. Our XprESS™ family of products is used to treat patients with inflammation of the frontal, ethmoid, sphenoid and maxillary sinuses and is specifically designed for ease-of-use in the ENT physician office setting. Our XprESS™ family of products includes our XprESS™ Pro device, our XprESS™ LoProfile device and our XprESS™ Ultra device. We derive substantially all of our revenue from our XprESS™ family of products. Our research and development efforts are focused on enhancing our XprESS™ family of products and broadening their indications for use. We are also the exclusive distributor of XeroGel in the U.S. In August 2015, we entered into an agreement with Fiagon NA Corporation that, subject to certain limited exceptions for third parties that were then distributing Fiagon products, grants us exclusive distribution rights for Fiagon Image Guidance Systems, or Fiagon IGS, in physician offices and ambulatory surgery centers, or ASCs, in the United States and certain other U.S. territories.

Our direct U.S. sales force engages in sales efforts and promotional activities focused on ENT physicians. As of March 31, 2016, we employed a total of 140 full-time persons in our direct sales organization, representing an increase of 30 from the 110 persons we employed full-time as of March 31, 2015. We have expanded our sales force to include a total of 83 full quota-carrying representatives as of March 31, 2016, an expansion of 11% from our 75 full quota-carrying representatives as of March 31, 2015. For the first quarter of 2016, our full quota-carrying representatives sold at an annualized rate of approximately $670,000. We expect to continue to expand our sales force and staffing to further penetrate the sinusitis market. Revenue per procedure, which we calculate by dividing our revenue from disposable products by an estimated number of procedures based on the number of balloon sinus dilation devices sold, was approximately $1,500 in the first quarter of 2016.

In the second quarter of 2015, we established a U.K. subsidiary and started the process of selling our products in certain European countries using a combination of direct sales representatives and a network of independent distributors with experience in selling products into ENT markets in those regions. Throughout the second half of 2015, we increased our presence outside the United States as we added distributors. We expect to continue to expand our sales force and staffing to further penetrate the sinusitis market. In addition, we invest substantial resources to educate ENT physicians and patients on the proven clinical advantages of stand-alone balloon sinus dilation.

We have a diverse customer base of ENT physicians, hospitals and ASCs, with no single customer accounting for more than 5% of our revenue during the three months ended March 31, 2016. Our customers are reimbursed by governmental and private health insurers for procedures using our products pursuant to reimbursement codes specific to the setting of the procedure.

We manufacture all of our proprietary products at our approximately 32,300 square foot facility in Plymouth, Minnesota with components supplied by external suppliers. We increased the size of our facility in February 2016 by approximately 19,700 square feet to a total of approximately 52,000 square feet. As of March 31, 2016, our manufacturing organization included 28 people. We expect the capacity of our current facility to be able to meet expected demand through at least the end of 2020.

For the three months ended March 31, 2016, we generated revenue of $16.9 million and had a net loss of $6.9 million compared to revenue of $13.5 million and a net loss of $4.3 million for the three months ended March 31, 2015. We expect to continue to incur operating losses until at least 2017 as we expend resources to expand our organization to support planned sales growth and expansion while also continuing to invest in the development of next-generation products and new products for the ENT market. As of March 31, 2016, we had an accumulated deficit of $128.9 million. Our primary sources of capital to date have been from sales of our products, net proceeds from our February 2015 initial public offering, or IPO, of approximately $81.0 million after deducting underwriting discounts and commissions and offering expenses, private placements of our convertible preferred securities and amounts borrowed under our credit facility. We operate in one reporting segment.

Components of Our Results of Operations

Revenue

We derive substantially all of our revenue from the sale of our XprESS™ family of products to ENT physicians, hospitals and ASCs. We derive additional revenue from the sale of XeroGel and Fiagon IGS products for which we are a distributor. Our recent revenue growth has been driven by, and we expect our revenue to continue to increase in the future as a result of, increased physician awareness of the clinical efficacy of stand-alone balloon sinus dilation and our products and increasing insurance coverage for balloon sinus dilation procedures. Any reversal in these recent trends, however, could have a negative impact on our future revenue. In addition, we have expanded our sales and marketing infrastructure to help us drive and support revenue growth and intend to continue this expansion. Our revenue has fluctuated, and we expect our revenue to continue to fluctuate, from quarter to quarter due to a variety of factors.

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

We calculate gross margin as gross profit divided by revenue. Our gross margin has been, and we expect will continue to be, affected by a variety of factors, including product sales mix, geographic mix and prices, new products, the impact of distributor relationships, which generally result in lower gross margins, production volumes, manufacturing costs and product yields, and to a lesser extent the implementation of cost-reduction strategies. As a result of product mix and distributor relationships our gross margin may decrease over time.

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

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of engineering, product development, clinical studies to develop and support our products, regulatory expenses, consulting services, materials, depreciation and other costs associated with products and technologies in development and next-generation versions of current devices. These expenses include employee and non-employee compensation, including stock-based compensation, supplies, materials, quality assurance expenses allocated to R&D programs, consulting, related travel expenses and facilities expenses, in each case related to R&D programs. Clinical expenses include clinical trial management and monitoring, payments to clinical investigators, data management and travel expenses and the cost of manufacturing products for clinical trials. We expect R&D expenses to increase modestly, as increases in expenses related to developing, enhancing and commercializing new products and technologies will be only partially offset by the timing and extent of expenses relating to clinical studies. We expect R&D expenses as a percentage of revenue to vary over time depending on the level and timing of initiating new product development efforts as well as our clinical development activities.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance, which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. A company should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, a company is required to comply with the applicable disclosures for a change in an accounting principle. The guidance only affects the presentation of debt issuance costs in the balance sheet and has no impact on results of operations. We adopted ASU 2015-03 starting on January 1, 2016 and reclassified debt issuance costs from long-term assets to long-term debt. Debt issuance costs included in long-term debt in the accompanying financial statements were $0.2 million at both March 31, 2016 and December 31, 2015, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires that lease arrangements longer than twelve months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact of the updated guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Results of Operations

	Three Months Ended
	March 31,
(in thousands)	2016	2015	$ Change	% Change
Revenue	$16,902	$13,502	$3,400	25%
Cost of goods sold	4,000	2,949	1,051	36%
Gross profit	12,902	10,553	2,349	22%
Gross margin	76%	78%
Operating expenses
Selling and marketing	13,407	9,887	3,520	36%
Research and development	1,912	1,300	612	47%
General and administrative	3,949	2,816	1,133	40%
Total operating expenses	19,268	14,003	5,265	38%
Loss from operations	(6,366)	(3,450)	(2,916)	85%
Other expense, net	(506)	(898)	392	(44)%
Net loss	$(6,872)	$(4,348)	$(2,524)	58%

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenue

Revenue increased $3.4 million, or 25%, to $16.9 million during the three months ended March 31, 2016, compared to $13.5 million during the three months ended March 31, 2015. The growth in revenue was primarily attributable to an increase in sales of our XprESS™ family of products through broader account penetration, increased sales of new products and, to a lesser extent, contributions from international markets.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $1.1 million, or 36%, to $4.0 million during the three months ended March 31, 2016, compared to $2.9 million during the three months ended March 31, 2015. The increase in cost of goods sold for both periods was primarily attributable to the increased sales of new products and growth in sales of our XprESS™ family of products.

Gross margin for the three months ended March 31, 2016 decreased compared to gross margin for the three months ended March 31, 2015 due to changes in product mix as we added new product lines. Although unit sales increased, the gross margin decreased due to product and geographic mix as well as increased overhead costs.

Selling and Marketing Expenses

Selling and marketing expenses increased $3.5 million, or 36%, to $13.4 million during the three months ended March 31, 2016, compared to $9.9 million during the three months ended March 31, 2015. The increase was primarily attributable to a $2.3 million increase in salaries, benefits, stock-based compensation, travel expenses and other employee-related expenses as a result of increased headcount in our sales and marketing organizations. In addition, other selling and marketing expenses increased $0.8 million.

Research and Development Expenses

R&D expenses increased $0.6 million, or 47%, to $1.9 million during the three months ended March 31, 2016, compared to $1.3 million during the three months ended March 31, 2015. The increase in R&D expenses was primarily due to an increase of $0.3 million in compensation and other employee-related expenses.

General and Administrative Expenses

General and administrative expenses increased $1.1 million, or 40%, to $3.9 million during the three months ended March 31, 2016, compared to $2.8 million during the three months ended March 31, 2015. The increase was primarily due to an increase of $0.3 million in salaries, stock-based compensation, benefits and other employee-related expenses. In addition, legal and insurance fees increased $0.4 million and external consultant fees and software costs increased $0.2 million. Credit card processing fees, facility expenses and other general and administrative expenses accounted for the remaining increase.

Other Expense, Net

Other expense, net, decreased $0.4 million, or 44%, to $0.5 million during the three months ended March 31, 2016, compared to $0.9 million during the three months ended March 31, 2015. The decrease was primarily due to the final revaluation of the preferred stock warrant liability in January 2015 in connection with the completion of the IPO.

Liquidity and Capital Resources

Overview

As of March 31, 2016, we had cash and cash equivalents of $23.8 million and short-term investments of $38.0 million and an accumulated deficit of $128.9 million, compared to cash and cash equivalents of $28.5 million, short-term investments of $38.2 million and an accumulated deficit of $122.1 million as of December 31, 2015. Our primary sources of capital have been from sales of our products, net proceeds from our IPO, private placements of our convertible preferred securities and amounts borrowed under our credit facility. As of March 31, 2016, we had raised approximately $81.0 million in net proceeds from our IPO and $90.0 million in net proceeds from private placements of our convertible preferred securities and had $20.0 million of outstanding borrowings under our credit facility.

We believe that our existing cash and cash equivalents, short-term investments and revenue will be sufficient to meet our capital requirements and fund our operations through at least the end of 2017. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, or enter into a new credit facility.

In March 2016, we filed and the SEC declared effective an unallocated, or “universal,” shelf registration statement on Form S-3 which permits us to offer and sell, from time to time, on a continuous or delayed basis in the future, up to $100 million of equity, debt or other types of securities described in the registration statement, or any combination of such securities, in one or more future public offerings, and permits certain selling stockholders to sell up to 3 million shares of common stock from time to time in one or more offerings.

If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.

Cash Flows

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Net cash (used in) provided by:
Operating activities	$(4,377)	$(1,667)
Investing activities	(452)	(63,206)
Financing activities	47	81,121
Net (decrease) increase in cash and cash equivalents	$(4,782)	$16,248

Cash Used in Operating Activities

During the three months ended March 31, 2016, net cash used in operating activities was $4.4 million, consisting primarily of a net loss of $6.9 million, offset by a decrease in net operating assets of $0.8 million and by non-cash charges of $1.7 million. The decrease in net operating assets was primarily due to an increase in accounts payable and accrued expenses due to the growth in our sales organization and an increase in other current assets, partially offset by decreases in accounts receivable, accrued interest income and inventories. Non-cash charges consisted primarily of stock-based compensation, depreciation, the amortization of premium on investments and the accretion of the final payment fee on our credit facility.

During the three months ended March 31, 2015, net cash used in operating activities was $1.7 million, consisting primarily of a net loss of $4.3 million, offset by a decrease in net operating assets of $1.5 million and by non-cash charges of $1.1 million. The decrease in net operating assets was primarily due to a decrease in deferred offering costs due to completion of our IPO and an increase accrued liabilities due to growth in our sales organization, offset by increases in inventory and other current assets and a decrease in accounts payable and accrued royalties. Non-cash charges consisted primarily of stock-based compensation, the change in the fair value of the convertible warrants, depreciation and the accretion of the final payment fee on our credit facility.

Net Cash Used in Investing Activities

During the three months ended March 31, 2016, net cash used in investing activities was $0.5 million consisting of purchases of short-term investments of $21.8 million and property and equipment of $0.6 million, partially offset by proceeds from short-term investment maturities of $22.0 million.

During the three months ended March 31, 2015, net cash used in investing activities was $63.2 million, consisting of purchases of short-term investments of $65.4 million and the purchase of property and equipment of $0.6 million, partially offset by proceeds from short-term investment maturities of $2.8 million.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2016, net cash provided by financing activities consisted of proceeds from the exercise of stock options.

During the three months ended March 31, 2015, net cash provided by financing activities was $81.1 million consisting of net proceeds from the IPO of approximately $81.0 million and the remaining amount was primarily from proceeds from the exercise of stock options.

Credit Facility

In December 2013, we entered into an amended and restated credit facility with Oxford Finance LLC. On March 30, 2015, we entered into an amendment to the credit facility, changing our obligation to deliver consolidated financial statements from monthly to quarterly, so long as we are required to make periodic filings with the Securities and Exchange Commission, or SEC. On May 19, 2015, we entered into an amendment to the credit facility changing our obligations related to foreign subsidiaries. We refer to the amended and restated credit facility, as amended, as the credit facility. Under the credit facility, we could borrow up to a total of $25.0 million in three tranches at a fixed interest rate of 9.40%. The first tranche of $15.0 million was borrowed in December 2013, a portion of which was used to refinance the $7.5 million previously outstanding under the credit facility. The second tranche of up to $5.0 million was available through December 31, 2014, of which all was borrowed. The third tranche of up to $5.0 million was available at any time through December 31, 2015, subject to certain trailing six-month revenue milestones. We achieved the specified revenue milestones for the third tranche but elected not to borrow the additional funds. The credit facility matures and all amounts borrowed thereunder are due on December 1, 2018. As a result of achieving certain funding and revenue milestones provided for in the credit facility in December 2015, we were permitted to extend the interest-only period of the credit facility to February 2017. After February 2017, we are required to make 24 monthly payments of principal and interest.

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

Our obligations under the credit facility are secured by a first priority security interest in substantially all of our assets, other than our intellectual property. There are no financial covenants contained in the credit facility and we are in compliance with the affirmative and restrictive covenants as of March 31, 2016. We have agreed not to pledge or otherwise encumber our intellectual property assets, except for permitted liens, as such terms are defined in the credit facility and except as otherwise provided for in the credit facility.

As of March 31, 2016, we have borrowed and have outstanding $20.0 million of debt under the credit facility.

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

Other than the changes described in Note B of the Condensed Consolidated Financial Statements, there have been no changes in our significant accounting policies for the three months ended March 31, 2016 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet partnerships, arrangements or other relationships with unconsolidated entities or others, often referred to as structured finance or special-purpose entities that are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

There have been no other material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10-K filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Interest rate fluctuations have not had a material impact on our results of operations. Our cash and cash equivalents include cash in readily available checking and money market accounts. Our short-term investments include commercial paper, corporate bonds, and foreign assets. Because our cash equivalents and short-term investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 100 basis point movement in market interest rates would not have a significant impact on the total value of our cash and cash equivalents. Additionally, the interest rate on our credit facility is fixed and not subject to changes in market interest rates.

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

Credit Risk

As of March 31, 2016, our cash and cash equivalents were maintained with financial institutions in the United States and United Kingdom, and our current deposits at certain of these institutions are likely in excess of insured limits. Our short-term investments are made in accordance with our investment policies, which limit the type and amount of our investments in order to limit our credit risk.

Our accounts receivable primarily relate to revenue from the sale of our XprESS™ family of products to hospitals, ASCs and physician offices. For the three months ended March 31, 2016, no single customer represented more than 5% of our revenue.

Foreign Currency Exchange Rate Risk

While our business is primarily conducted in U.S. dollars, our sales in Europe are conducted in U.S. dollars and British pounds. We believe that our exposure to foreign currency exchange rate risk is not significant and a hypothetical 100 basis point movement in the U.S. dollar would not have a material impact on our results of operations, financial position or cash flows. As our sales in currencies other than the U.S. dollar increase, our exposure to foreign currency fluctuations my increase, and we may choose to hedge our exposure in the future.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 25, 2016, we identified important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q. There has been no material change in our risk factors subsequent to the filing of our Annual Report. However, the risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarterly period ended March 31, 2016, we did not sell any equity securities of ours that were not registered under the Securities Act of 1933, as amended.

Use of Proceeds

On January 28, 2015, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-201237), as amended, filed in connection with our initial public offering. Pursuant to the Registration Statement, as well as the Registration Statement on Form S-1 (File No. 333-201741) filed on January 28, 2015 to register additional securities, we issued and sold an aggregate of 5,294,117 shares of our common stock at a price to the public of $17.00 per share (including 690,537 shares sold pursuant to an option granted to the underwriters).The offering commenced as of January 28, 2015 and did not terminate before all of the securities registered in the Registration Statements were sold on February 3, 2015. The syndicate of underwriters was led by Merrill Lynch, Pierce, Fenner & Smith Incorporated and Piper Jaffray & Co. as joint book-running managers and William Blair and Canaccord Genuity acted as co-managers. We raised approximately $81.0 million in net proceeds after deducting $6.3 million in underwriting discounts and commissions and $2.7 million in other offering expenses. As of March 31, 2016, we have used $19.5 million of the proceeds from our initial public offering to fund product development and clinical research expenses, sales, marketing, working capital and general corporate purposes. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses and to non-employee directors as compensation for board committee service. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated January 28, 2015, filed with the SEC pursuant to Rule 424(b).

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTELLUS MEDICAL, INC.

Date: May 5, 2016	by:	/s/ Robert S. White
Robert S. White
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2016	by:	/s/ Thomas E. Griffin
Thomas E. Griffin
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Entellus Medical, Inc.	8-K	001-36814	3.1	02/03/15

3.2	Amended and Restated Bylaws of Entellus Medical, Inc.	8-K	001-36814	3.2	02/03/15

10.1	Entellus Medical, Inc. Non-Employee Director Compensation Program	10-K	001-36814	10.14	02/25/16

10.1	Letter Agreement dated February 11, 2016 between Entellus Medical, Inc. and Brian E. Farley regarding March 24, 2010 Stock Option Plan	10-K	001-36814	10.21	02/25/16

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*        Filed herewith

**	Furnished herewith