Form 10-Q/A
period 2016-03-31
ENTELLUS MEDICAL INC
filed 2016-08-04
CIK 1374128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 (the “Form 10-Q”), originally filed by Entellus Medical, Inc. on May 5, 2016, is being filed solely for the purpose of including corrected Sarbanes-Oxley Act Section 302(a) certifications attached as Exhibits 31.1 and 31.2. Due to an inadvertent error, the certifications included in these previously filed exhibits omitted paragraph 4(b) therein. Except as described in this Explanatory Note, no other changes have been made to the Form 10-Q. This Amendment does not amend, update or change the financial statements or disclosures in the Form 10-Q and does not reflect events occurring after the filing of the Form 10-Q.

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

Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. Actual future results may vary materially from those projected, anticipated or indicated in any forward-looking statements as a result of various factors, including without limitation those set forth below and elsewhere in this report:

•	our future operating losses and ability to achieve or sustain profitability;

•	the dependence of our net sales on our XprESS™family of products, future market acceptance and adoption of such products and adequate levels of coverage or reimbursement for procedures using such products;

•	our dependence on our license agreement with Acclarent, Inc.;

•	our ability to successfully develop and commercialize new ear, nose and throat, or ENT, products;

•	not successfully competing against our existing or potential competitors;

•	the effect of consolidation in the healthcare industry or group purchasing organizations;

•	our ability to expand, manage and maintain our direct sales organization and market and sell our products in the United States and internationally;

•	risks and uncertainties involved in our international operations;

•	the compliance of our products with the laws and regulations of the countries in which they are marketed, which compliance may be costly and time-consuming;

•	failure or delay in obtaining U.S. Food and Drug Administration, or FDA, or other regulatory approvals for our products or the effect of FDA or other regulatory actions on our operations;

•	the use, misuse or off-label use of our products that may harm our image in the marketplace or result in injuries that may lead to product liability suits, which could be costly to our business or result in governmental sanctions;

•	inability to retain key sales representatives, independent distributors, and other personnel or to attract new talent;

•	our ability to successfully complete future acquisitions of, or joint ventures relating to, complementary businesses, products or technologies and successfully integrate any acquired business, product or technology or retain any key employees related thereto;

•	our ability to manage our anticipated growth;

•	the risk of future product recalls, product liability claims and litigation and inadequate insurance coverage relating thereto;

•	challenges to our intellectual property rights or inability to defend our products against the intellectual property rights of others;

•	the loss of key suppliers, which may result in our inability to meet customer orders for our products in a timely manner or within our budget;

•	failures of, interruptions to, or unauthorized tampering with, our information technology systems;

•	the adequacy of our capital resources and our ability to raise additional financing when needed and on favorable terms; and

•	the effect of new laws, rules and regulations, such as healthcare reform legislation, including the excise tax on U.S. sales of certain medical devices, and its implementation, possible additional legislation, regulation and other governmental pressure in the United States and globally, which may affect utilization, pricing, reimbursement, taxation and rebate policies of governmental agencies and private payors, which could have an adverse effect on our business, financial condition or operating results.

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
COMMITMENTS AND CONTINGENCIES (See Note M)
STOCKHOLDERS’ EQUITY (see Note I)
Preferred stock, $0.001 par value per share:
Authorized shares: 10,000 at March 31, 2016 and December 31, 2015
Issued and outstanding shares: none	—	—
Common stock, $0.001 par value per share:
Authorized shares: 200,000 at March 31, 2016 and December 31, 2015;	19	19
Issued and outstanding shares: 18,818 and 18,794 at March 31, 2016 and December 31, 2015, respectively
Additional paid-in capital	180,925	179,673
Accumulated other comprehensive income (loss)	20	(38)
Accumulated deficit	(128,930)	(122,058)

Total stockholders’ equity	52,034	57,596

Total liabilities and stockholders’ equity	$82,227	$87,185

(1)	Amounts derived from audited financial statements of Entellus Medical, Inc. included in its Annual Report on Form 10-K for the year ended December 31, 2015.

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

ENTELLUS MEDICAL, INC.

Date: August 4, 2016	by:	/s/ Robert S. White
Robert S. White
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2016	by:	/s/ Brent A. Moen
Brent A. Moen
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Entellus Medical, Inc.	8-K	001-36814	3.1	02/03/15

3.2	Amended and Restated Bylaws of Entellus Medical, Inc.	8-K	001-36814	3.2	02/03/15

10.1	Entellus Medical, Inc. Non-Employee Director Compensation Program	10-K	001-36814	10.14	02/25/16

10.2	Letter Agreement dated February 11, 2016 between Entellus Medical, Inc. and Brian E. Farley regarding March 24, 2010 Stock Option Plan	10-K	001-36814	10.21	02/25/16

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer						*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer						*

32.1	Section 1350 Certification of Chief Executive Officer					*	*

32.2	Section 1350 Certification of Chief Financial Officer					*	*

101.INS	XBRL Instance Document						*

101.SCH	XBRL Taxonomy Extension Schema Document						*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document						*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document						*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document						*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document						*

*	Filed herewith
**	Furnished herewith