Form 10-Q
period 2016-06-30
ENTELLUS MEDICAL INC
filed 2016-08-04
CIK 1374128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

On July 29, 2016, there were 18,849,382 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding.

ENTELLUS MEDICAL, INC.

As used in this report, the terms “we,” “us,” “our,” “Entellus Medical,” “Entellus” and the “Company” mean Entellus Medical, Inc. and our consolidated wholly-owned subsidiary, unless the context indicates another meaning.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements are made under the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues,” similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) and the use of future dates identify forward-looking statements in this report. Forward-looking statements contained in this report include, but are not limited to, statements related to:

•	estimates of our future revenue, expenses, capital requirements and our needs for additional financing and our ability to obtain additional financing in the future, on favorable terms or at all;
•	the implementation of our business model and strategic plans for our products, technologies and business;
•	our ability to manage and grow our business by expanding our sales to existing customers or introducing our products to new customers and expanding into new territories; and
•	our expectations regarding the use of proceeds from our initial public offering.

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
•

the dependence of our net sales on our XprESS™ family of products, future market acceptance and adoption of such products, appropriate pricing and adequate levels of coverage or reimbursement for procedures using such products;

•	our dependence on our license agreement with Acclarent, Inc.;
•	our ability to successfully develop and commercialize new ear, nose and throat, or ENT, products;
•

risks and uncertainties involved in our recent acquisition of XeroGel™ assets, including the failure to realize intended benefits from the transaction or delay in realization thereof; the integration may take longer, be more difficult, time-consuming or costly to accomplish than expected; business disruption after the transaction, including adverse effects on employee retention, our sales channel, and on business relationships with third parties; and certain assumptions proving inaccurate;

•	not successfully competing against our existing or potential new competitors;
•	the effect of consolidation in the healthcare industry or group purchasing organizations;
•	our ability to expand, manage and maintain our direct sales organization and market and sell our products in the United States and internationally;
•	risks and uncertainties involved in our international operations;
•	the effect of the recent referendum vote of the United Kingdom to exit the European Union on our business, including in particular our operations in the United Kingdom, and operating results;
•	the compliance of our products and activities with the laws and regulations of the countries in which they are marketed, which compliance may be costly and time-consuming;
•	failure or delay in obtaining U.S. Food and Drug Administration, or FDA, or other regulatory approvals for our products or the effect of FDA or other regulatory actions on our operations;
•

the use, misuse or off-label use of our products that may harm our image in the marketplace or result in injuries that may lead to product liability suits, which could be costly to our business or result in governmental sanctions;

•	inability to retain key sales representatives, independent distributors, senior management and other personnel or to attract new talent;
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

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition, or operating results, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 under the heading “Risk Factors” and in Item 1A of Part II of this Quarterly Report on Form 10-Q. The risks and uncertainties described above and in “Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 under the heading “Risk Factors” and in Item 1A of Part II of this Quarterly Report on Form 10-Q are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our business, financial condition or operation results, may emerge from time to time. Readers are urged to consider these factors carefully in evaluating these forward-looking statements. Readers should also carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, or the SEC. Our forward-looking statements in this report speak only as of the date of this report. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENTELLUS MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	June 30,	December 31,
	2016	2015
	(unaudited)	(1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,001	$28,548
Short-term investments	38,108	38,210
Accrued interest income	113	247
Accounts receivable, net of allowance for doubtful accounts of $150 and $135, respectively	11,833	10,440
Inventories	4,749	3,889
Prepaid expenses and other current assets	1,755	1,691
Total current assets	64,559	83,025
Property and equipment, net	5,218	4,126
Intangible assets, net	6,298	—
Goodwill	4,242	—
Other non-current assets	199	34
Total assets	$80,516	$87,185
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,147	$2,208
Accrued expenses	8,247	6,995
Current portion of long-term debt	4,048	—
Total current liabilities	15,442	9,203
LONG-TERM LIABILITIES
Long-term debt, less current portion	15,806	19,824
Other non-current liabilities	722	562
Total liabilities	31,970	29,589
COMMITMENTS AND CONTINGENCIES (See Note M)
STOCKHOLDERS' EQUITY (see Note I)
Preferred stock, $0.001 par value per share:
Authorized shares: 10,000 at June 30, 2016 and December 31, 2015
Issued and outstanding shares: none	—	—
Common stock, $0.001 par value per share:
Authorized shares: 200,000 at June 30, 2016 and December 31, 2015;
Issued and outstanding shares: 18,849 and 18,794 at June 30, 2016 and December 31, 2015, respectively	19	19
Additional paid-in capital	182,546	179,673
Accumulated other comprehensive loss	(68)	(38)
Accumulated deficit	(133,951)	(122,058)
Total stockholders' equity	48,546	57,596
Total liabilities and stockholders' equity	$80,516	$87,185

(1) Amounts derived from audited financial statements of Entellus Medical, Inc. included in its Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTELLUS MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue	$18,730	$15,191	$35,632	$28,693
Cost of goods sold	4,459	3,348	8,459	6,297
Gross profit	14,271	11,843	27,173	22,396
Operating expenses
Selling and marketing	13,086	9,815	26,493	19,702
Research and development	1,873	1,308	3,785	2,608
General and administrative	3,838	3,074	7,787	5,890
Total operating expenses	18,797	14,197	38,065	28,200
Loss from operations	(4,526)	(2,354)	(10,892)	(5,804)
Other income (expense)
Interest income	83	50	153	71
Interest expense	(562)	(562)	(1,124)	(1,481)
Other non-operating expense	(16)	(2)	(30)	(2)
Total other expense, net	(495)	(514)	(1,001)	(1,412)
Net loss	$(5,021)	$(2,868)	$(11,893)	$(7,216)
Other comprehensive income (loss)
Unrealized (loss)/gain on short term investments, net of tax	(4)	(23)	65	(2)
Foreign currency translation loss, net of tax	(84)	(1)	(95)	(1)
Comprehensive loss	$(5,109)	$(2,892)	$(11,923)	$(7,219)
Net loss per share, basic and diluted	$(0.27)	$(0.15)	$(0.63)	$(0.46)
Weighted average common shares used to compute net loss per share, basic and diluted	18,824	18,718	18,812	15,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTELLUS MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(11,893)	$(7,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	727	414
Amortization of debt issuance costs	30	30
Amortization of premium on investments	117	198
Accretion of final payment fee on long-term debt	154	154
Loss on disposal of property and equipment	7	—
Deferred rent	7	(2)
Stock-based compensation	2,525	1,076
Changes in fair value of convertible preferred stock warrants	—	357
Changes in operating assets and liabilities, net of acquired assets:
Accrued interest income	134	(328)
Accounts receivables, net	(1,448)	(604)
Inventories	(504)	10
Prepaid expenses and other current assets	(67)	(456)
Other non-current assets	(165)	1,698
Accounts payable	1,042	(141)
Accrued expenses	1,178	1,206
Net cash used in operating activities	(8,156)	(3,604)
Cash flows from investing activities:
Purchase of property and equipment, net of acquired assets	(1,720)	(1,488)
XeroGel acquisition	(11,000)	—
Purchase of investments	(32,182)	(83,586)
Proceeds from maturities of short-term investments	32,232	11,560
Net cash used in investing activities	(12,670)	(73,514)
Cash flows from financing activities:
Proceeds from stock options exercised	76	211
Proceeds from common stock issuance from employee stock purchase plan	271	—
Proceeds from initial public offering, net of issuance costs	—	80,953
Repurchase of common stock	—	(1)
Net cash provided by financing activities	347	81,163
Effect of exchange rate changes on cash and cash equivalents	(68)	—
Net (decrease) increase in cash and cash equivalents	(20,547)	4,045
Cash and cash equivalents - beginning of period	28,548	3,484
Cash and cash equivalents - end of period	$8,001	$7,529
Supplemental cash flow information:
Cash paid for interest	$940	$924

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTELLUS MEDICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE A.	ORGANIZATION

Nature of Business

Entellus Medical, Inc. (the “Company”) was incorporated in Minnesota in April 2006 and was reincorporated in Delaware in August 2006. The Company is focused on the design, development and commercialization of products for the minimally invasive treatment of patients suffering from chronic and recurrent sinusitis. The Company’s XprESS™ family of products is used by ear, nose and throat (“ENT”) physicians to treat patients with chronic sinusitis by opening narrowed or obstructed sinus drainage pathways using balloon sinus dilation performed in the physician office or the operating room. The Company currently sells product through its direct sales force in the United States and United Kingdom and in a limited number of additional countries through international distributors. The Company operates in one reporting segment.

NOTE B.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The interim financial data as of June 30, 2016 is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company’s management, the interim data includes only normal and recurring adjustments necessary for a fair statement of the Company’s financial results for the three and six months ended June 30, 2016 and 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

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

Business Combination

On June 29, 2016, the Company acquired and entered into an exclusive license for the XeroGel™ assets with CogENT Therapeutics, LLC for $11,000 in cash (the “XeroGel acquisition”). The excess of purchase consideration over the fair value of the net assets acquired was allocated to goodwill, which is deductible for U.S. income tax purposes. The purchase price allocation is as follows:

Purchase Price Allocation
Technologies	$6,000
Trade names	300
Tangible assets	458
Total identifiable assets	6,758
Goodwill	$4,242

The Company incurred transaction costs in connection with the acquisition of approximately $300 for the six months ended June 30, 2016, which are included in general and administrative expenses.

Given the timing of the XeroGel acquisition, this value is preliminary and is subject to change during the purchase price allocation measurement period. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company can record adjustments to the assets acquired, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired, whichever comes first, any subsequent adjustments would be recorded to the consolidated statements of operations.

Under the terms of the agreements, the Company became the manufacturer of XeroGel and will continue to market and sell XeroGel to hospitals, offices and ambulatory surgery centers. Prior to the transaction, the Company was the exclusive distributor of XeroGel in the United States. The distribution agreement between the two parties was terminated in connection with the transaction. As a result of the XeroGel acquisition, the Company began recognizing all XeroGel revenue on a gross basis effective June 29, 2016.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Intangible assets are recorded at their estimated fair value at the date of acquisition. In the year following the period in which identified intangible assets become fully amortized, the fully amortized balances are removed from the gross asset and accumulated amortization amounts. Goodwill is not amortized, but is instead subject to impairment testing. Intangible assets with finite lives are amortized using a straight-line method over their respective useful lives.

Goodwill Impairment Policy

The Company chose November 1 as the date to assess its annual goodwill and indefinite-lived intangible assets for any impairment in order to closely align with the timing of its annual planning process. On an annual basis, or more frequently upon the occurrence of certain events, the Company will test for goodwill impairment using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then the Company is required to perform the next step of the goodwill impairment test. The second step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The fair value of a reporting unit is determined based on a discounted cash flow analysis and further analyzed using other methods of valuation. A discounted cash flow analysis requires the Company to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s long-term projections. In addition, an assumed terminal value is used to project future cash flows beyond base years. Assumptions used in the Company’s impairment testing will be consistent with the Company’s internal forecasts and operating plans. The Company’s discount rate will be based on its debt and equity balances, adjusted for current market conditions and investor expectations of return on its equity. If the fair value of a reporting unit exceeds its carrying amount, there will be no impairment. If not, the third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its carrying amount. To the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, a write-down of the reporting unit’s goodwill would be necessary.

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

Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the six months ended June 30, 2016, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, other than the new policies described above which have become significant accounting policies as a result of the XeroGel acquisition.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance, which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. A company should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, a company is required to comply with the applicable disclosures for a change in an accounting principle. The guidance only affects the presentation of debt issuance costs in the balance sheet and has no impact on results of operations. The Company applied ASU 2015-03 on January 1, 2016 and reclassified debt issuance costs from long-term assets to long-term debt. Debt issuance costs included in long-term debt in the accompanying financial statements were $146 and $176 at June 30, 2016 and December 31, 2015, respectively.

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

In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations - Reporting Revenue Gross versus Net. This ASU clarifies the revenue recognition implementation guidance for preparers on certain aspects of principal versus agent consideration. The amendments in this ASU are effective for annual periods beginning after December 15, 2017 and for interim periods therein. The Company is in the process of evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years; the ASU allows for early adoption as of the beginning of an interim or annual reporting period beginning after December 15, 2018. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

NOTE C.	COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

	June 30,	December 31,
	2016	2015
Finished goods	$2,940	$2,014
Work in process	524	388
Raw materials	1,285	1,487
Total	$4,749	$3,889

Property and Equipment

	June 30,	December 31,
	2016	2015
Furniture and office equipment	$563	$533
Computer hardware and software	2,535	2,187
Laboratory equipment	3,458	2,915
Tooling and molds	1,441	1,243
Leasehold improvements	583	583
	$8,580	$7,461
Less accumulated depreciation and amortization	(4,463)	(3,766)
Property and equipment in progress	1,101	431
Total	$5,218	$4,126

Depreciation and amortization expense was $378 and $216 during the three months ended June 30, 2016 and 2015, respectively, and $727 and $414 during the six months ended June 30, 2016 and 2015, respectively.

Intangible Assets

	June 30,	December 31,
	2016	2015
Technology	$6,000	$—
Trade name	300	—
	$6,300	$—
Less accumulated amortization	(2)	—
Total	$6,298	$—

In connection with the XeroGel acquisition, the Company acquired the technology-based intangible assets described in the above table and the XeroGel trade name. The technology will be amortized over a useful life of approximately 14 years and the trade name will be amortized over a useful life of 20 years. Amortization expense was $2 during the three and six months ended June 30, 2016, respectively, and $0 for the three and six months ended June 30, 2015, respectively.

Future amortization expense related to intangible assets with definite lives is projected as follows:

2016 (remaining)	$217
2017	434
2018	434
2019	434
2020	434
2021	434
2022 and thereafter	3,911
Total	$6,298

Other Non-Current Assets

	June 30,	December 31,
	2016	2015
Security deposit on operating lease	$113	$34
Deferred offering costs	86	—
Total	$199	$34

Accrued Expenses

	June 30,	December 31,
	2016	2015
Compensation and commissions payable	$4,733	$3,898
Royalty payable	1,795	1,800
Other accrued expenses	1,719	1,297
Total	$8,247	$6,995

NOTE D.	LIQUIDITY AND BUSINESS RISKS

As of June 30, 2016, the Company had cash, cash equivalents and short-term investments of $46,109 and an accumulated deficit of $133,951. In February 2015, the Company completed its IPO by issuing 5,294 shares of common stock at an offering price of $17.00 per share, for net proceeds of approximately $80,953, after deducting underwriting discounts and commissions and offering expenses. Prior to the IPO, the Company financed its operations with a combination of revenue, private placements of convertible preferred securities and amounts borrowed under its credit facility. The Company expects that its cash and cash equivalents, short-term investments and revenue will be sufficient to fund its operations through at least the next twelve months.

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

The following is a summary of the available-for-sale investments by type of instrument, which are included in short-term investments in the consolidated balance sheet as of June 30, 2016 and December 31, 2015.

		Unrealized	Unrealized
		Gain in	Losses in
		Accumulated	Accumulated
		Other	Other
	Amortized	Comprehensive	Comprehensive	Estimated
June 30, 2016	Cost	Income (Loss)	Income (Loss)	Fair Value
Commercial paper	$14,954	$32	$—	$14,986
Corporate bonds	10,258	2	—	10,260
Foreign assets	12,847	15	—	12,862
Total available-for-sale securities	$38,059	$49	$—	$38,108

		Unrealized	Unrealized
		Gain in	Losses in
		Accumulated	Accumulated
		Other	Other
	Amortized	Comprehensive	Comprehensive	Estimated
December 31, 2015	Cost	Income (Loss)	Income (Loss)	Fair Value
Commercial paper	$9,482	$10	$—	$9,492
Corporate bonds	19,605	—	(19)	19,586
Government bonds	1,999	—	—	1,999
Foreign assets	7,140	—	(7)	7,133
Total available-for-sale securities	$38,226	$10	$(26)	$38,210

Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the six months ended June 30, 2016. The Company considered various factors, including a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. As of June 30, 2016 and December 31, 2015, available-for-sale maturities as noted in the table above mature in one year or less.

NOTE F.	FAIR VALUE MEASUREMENTS

As of June 30, 2016 and as of December 31, 2015, the carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments. Goodwill and intangible assets acquired are stated at fair value based upon the acquisition valuation.

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

Short-term Investments

The following is a summary of available-for-sale investments by type of instrument measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015, respectively.

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$14,986	$—	$14,986
Corporate bonds	—	10,260	—	10,260
Foreign assets	—	12,862	—	12,862
Total	$—	$38,108	$—	$38,108
	December 31, 2015
	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$9,492	$—	$9,492
Corporate bonds	—	19,586	—	19,586
Government bonds	—	1,999	—	1,999
Foreign assets	—	7,133	—	7,133
Total	$—	$38,210	$—	$38,210

There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurement during the six months ended June 30, 2016.

Convertible Preferred Stock Warranty Liability

The following table sets forth a summary of the changes in the estimated fair value of the Company’s convertible preferred stock warrants, which represent financial instruments that were categorized as Level 3, according to the three-level fair value hierarchy.

	Six Months Ended
	June 30,
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

	Six Months Ended
	June 30,
	2016	2015
Expected life in years	N/A	7.5
Risk-free interest rate	N/A	1.6%
Expected dividend yield	N/A	0.0%
Expected volatility	N/A	56%

NOTE G.	DEBT

The Company has a credit facility (the “credit facility”) with Oxford Finance LLC under the terms of an amended and restated loan and security agreement, which was amended most recently in May 2015.

Under the credit facility, the Company could borrow up to a total of $25,000 in three tranches at a fixed rate of 9.40%. The first tranche of $15,000, including the refinance of $7,500 in debt previously outstanding, was borrowed in December 2013. In connection with the funding of the first tranche, the Company paid a prorated final payment fee on the original credit facility of $143. The second tranche of up to $5,000 was available through December 31, 2014, all of which was borrowed during the three months ended December 31, 2014. The third tranche of up to $5,000 was available at any time through December 31, 2015, subject to certain six-month revenue milestones. Although the specified revenue milestones for the third tranche were achieved, the Company elected not to borrow additional funds. The credit facility matures and all amounts borrowed thereunder are due on December 1, 2018. As a result of achieving certain funding and revenue milestones provided for in the credit facility in December 2015, the Company was permitted to extend the interest-only period through January 2017. Beginning February 2017, the Company will make 23 equal monthly payments of principal and interest in the amount of $954 each.

In addition to the principal and interest payments, under the credit facility the Company is required to pay a final payment fee of 7.15% on all amounts outstanding under the credit facility, which is being accrued over the credit facility term and will be due at the earlier of maturity or prepayment. If the Company repays the entire amount borrowed under the credit facility prior to maturity, the Company will also be required to pay a prepayment fee equal to 0.75% with respect to the principal amount that is prepaid.

As of June 30, 2016 and December 31, 2015, the Company had borrowed and had outstanding $20,000 of debt under the credit facility.

As of June 30, 2016 and December 31, 2015, the carrying amount of debt approximated fair value because the fixed interest rate approximates current market rates of interest available in the market. The fair value of the Company’s debt is considered a Level 3 measurement.

NOTE H.	CONVERTIBLE PREFERRED STOCK

In connection with the IPO in February 2015, the 44,317 shares of convertible preferred stock were converted into 11,404 shares of common stock, resulting in the reclassification of the related redeemable convertible preferred stock of $91,554 to common stock and additional paid-in-capital.

NOTE I.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes 10,000 shares of preferred stock. As of June 30, 2016, no shares of preferred stock were outstanding.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes 200,000 shares of common stock. As of June 30, 2016, 18,849 shares of common stock were outstanding.

2015 Incentive Award Plan

In December 2014, the Company’s Board of Directors adopted, and in January 2015 the Company’s stockholders approved, the Entellus Medical, Inc. Incentive Award Plan (the “2015 Plan”). The 2015 Plan became effective in connection with the IPO, at which time the Company ceased making awards under the Entellus Medical, Inc. 2006 Stock Incentive Plan. Under the 2015 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and certain other awards to individuals who are employees, officers, directors or consultants of the Company. A total of 1,346 shares of common stock were initially reserved for issuance under the 2015 Plan. In addition, the number of shares available for issuance under the 2015 Plan is annually increased by an amount equal to the lesser of (A) 875 shares, (B) 4% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year or (C) an amount determined by the Company’s Board of Directors. In accordance with this “evergreen” provision, the number of shares available under the 2015 Plan was increased in the amount of 752 shares resulting in a total of 2,098 shares of common stock.

A summary of the Company’s stock option and restricted stock unit activity and related information is as follows:

	June 30, 2016
			Weighted
			average	Aggregate
		Weighted	remaining	intrinsic
		average	contractual	value
	Options	exercise price	term	($000)
Outstanding, beginning of period	2,583	$11.79	8.5 years	$16,377
Granted	852	15.96
Exercised	(37)	2.07
Cancelled	—	—
Forfeited	(32)	16.43
Outstanding, end of period	3,366	$12.91	8.4 years	$20,448
Exercisable	1,107	$8.41	7.2 years	$11,558

The aggregate pre-tax intrinsic value of options exercised was $532 and $1,876 for the six months ended June 30, 2016 and 2015, respectively. The aggregate pre-tax intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise or June 30, 2016. The total cash received upon the exercise of options was $76 and $211 during the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016, the Company issued 12 restricted stock units (“RSUs”) at a weighted average fair value of $16.99.

Employee Stock Purchase Plan

In December 2014, the Company’s Board of Directors adopted, and in January 2015 the Company’s stockholders approved, the Entellus Medical, Inc. 2015 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, the Company has set two six-month offering periods during each calendar year, one beginning January 1 and ending on June 30, and the other beginning July 1 and ending on December 31, during which employees can choose to have up to 20% of their eligible compensation withheld to purchase up to 2 shares of the Company’s common stock during each offering period. The purchase price of the shares is 85% of the market price on the first or last trading day of the offering period, whichever is lower. A total of 200 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2016 fiscal year, by an amount equal to the lesser of (A) 1% of the shares of the Company’s common stock outstanding on the date of the adoption of the plan or (B) a lesser amount determined by the Company’s Board of Directors. In the first quarter of 2016, in accordance with the “evergreen” provision, the number of shares available for grant under the ESPP increased in the amount of 17 shares, resulting in a total of 217 shares of common stock reserved for issuance under the ESPP. During the six months ended June 30, 2016, the Company issued 19 shares of its common stock to participants under the ESPP. The Company recognized $96 and $0 in stock-based compensation related to the ESPP during the six months ended June 30, 2016 and June 30, 2015, respectively.

NOTE J.	STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense is reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2016 and 2015, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of goods sold	$25	$12	$47	$22
Selling and marketing	140	138	264	225
Research and development	486	56	934	100
General and administrative	669	404	1,280	729
Total	$1,320	$610	$2,525	$1,076

The amount of unearned stock-based compensation currently estimated to be expensed through the year 2020 related to unvested employee stock-based payment awards as of June 30, 2016 is approximately $16,818. The weighted average period over which the unearned stock-based compensation is expected to be recognized as of June 30, 2016 is approximately 3 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional share-based awards.

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

The fair value of the options granted to employees or directors during the six months ended June 30, 2016 and 2015 was estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Six Months Ended
	June 30,
	2016	2015
Expected life in years	6.0	6.0
Risk-free interest rate	1.6%	1.7%
Expected dividend yield	0%	0%
Expected volatility	51%	56%
Weighted average fair value	$7.82	$13.95

The fair value of the ESPP options granted to employees during the six months ended June 30, 2016 and 2015 was estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Six Months Ended
	June 30,
	2016	2015
Expected life in years	0.5	—
Risk-free interest rate	0.5%	—
Expected dividend yield	0%	—
Expected volatility	54%	—
Weighted average fair value	$5.15	$—

NOTE K.	INCOME TAXES

The Company did not record a federal, state or foreign income tax benefit for its losses for the three and six months ended June 30, 2016 and 2015 due to its conclusion that full valuation allowance is required against its deferred tax assets.

NOTE L.	EARNINGS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods as all potentially dilutive shares consisting of stock options, warrants, RSUs and ESPP shares were antidilutive in those periods.

The following table sets forth the computation of the Company’s net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(5,021)	$(2,868)	$(11,893)	$(7,216)
Weighted average common stock outstanding	18,824	18,718	18,812	15,647
Net loss per share, basic and diluted	$(0.27)	$(0.15)	$(0.63)	$(0.46)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted earnings per share because such securities have an antidilutive impact due to losses reported:

	June 30,
	2016	2015
Common stock warrants	38	38
Common stock options	3,366	2,205
Restricted stock units	12	—
Common stock ESPP	—	—
Total	3,416	2,243

NOTE M.	COMMITMENTS AND CONTINGENCIES

Operating Leases

As of June 30, 2016, the Company has three leased facilities under operating lease agreements. The Company entered into a 41-month lease in February 2012, effective April 1, 2012, for its corporate headquarters. The Company entered into a 50-month lease on June 30, 2014, effective July 1, 2014, for additional distribution space in a second facility. On February 26, 2015, the Company exercised its right to extend the lease term of its manufacturing and corporate facility for an additional three years through August 2018. On June 30, 2015, the Company entered into amendments to each of these two lease agreements, among other things, to expand the space occupied by the Company at the property at which the Company’s corporate headquarters are located, and to extend the term of each lease agreement through June 2021, with an option to extend for an additional term through June 2024.

In connection with the XeroGel acquisition, the Company assumed a lease agreement for manufacturing facility space in Hayward, California through August 31, 2017. Rental payments on operating leases are charged to expense on a straight-line basis over the period of the lease. The lease agreements require the Company to pay executory costs such as real estate taxes, insurance and repairs, and include renewal and escalation clauses.

Approximate minimum annual future obligations which include monthly contractual lease payments under operating leases with initial terms in excess of one year are as follows:

2016 (remaining)	$220
2017	425
2018	393
2019	388
2020	389
2021	197
Total	$2,012

Total lease expense was approximately $156 and $84 for the three months ended June 30, 2016 and 2015, respectively, and $292 and $174 for the six months ended June 30, 2016 and 2015, respectively.

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

Minimally invasive balloon sinus dilation devices have enabled a shift towards office-based treatment of chronic and recurrent sinusitis patients who are candidates for sinus surgery in the operating room. We believe this shift has been facilitated by our technology and clinical data, as well as procedure economics that are favorable to the healthcare system, patient and provider. Our XprESS™ family of products is used to treat patients with inflammation of the frontal, ethmoid, sphenoid and maxillary sinuses and is specifically designed for ease-of-use in the ENT physician office setting. Our XprESS™ family of products includes our XprESS™ Pro device, our XprESS™ LoProfile device and our XprESS™ Ultra device. We derive substantially all of our revenue from our XprESS™ family of products. Our research and development efforts are focused on enhancing our XprESS™ family of products and broadening their indications for use.

In June 2016, we entered into an amended and restated agreement with Fiagon NA Corporation that, subject to certain limited exceptions for third parties that were then distributing Fiagon products, grants us exclusive distribution rights for Fiagon Image Guidance Systems, or Fiagon IGS, and certain components, parts and related ancillary products to ENT physicians in hospitals, physician offices and ambulatory surgery centers, or ASCs, in the United States, certain other U.S. territories and Canada, and exclusive distribution rights for Fiagon GuideWires that are attached to or sold with our balloon products to hospitals.

In June 2016, we acquired and entered into an exclusive license for the XeroGel™ assets with CogENT Therapeutics, LLC for $11.0 million in cash. We refer to this transaction as the XeroGel acquisition. Under the terms of the agreements, we became the manufacturer and continue to sell XeroGel to hospitals, offices and ASCs. Prior to the transaction, we were the exclusive distributor of XeroGel in the United States. The distribution agreement between the two parties was terminated in connection with the transaction. As a result of the XeroGel acquisition, we began recognizing all XeroGel revenue on a gross basis effective June 29, 2016.

Our direct U.S. sales force engages in sales efforts and promotional activities focused on ENT physicians. As of June 30, 2016, we employed a total of 143 full-time persons in our direct sales organization, representing an increase of 29 from the 114 persons we employed full-time as of June 30, 2015. We have expanded our sales force to include a total of 84 full quota-carrying representatives as of June 30, 2016, an expansion of 15% from our 73 full quota-carrying representatives as of June 30, 2015. As of June 30, 2016, our full quota-carrying representatives sold at an annualized rate of approximately $769,000. We expect to continue to expand our sales force and staffing to further penetrate the sinusitis market. Revenue per procedure, which we calculate by dividing our revenue from disposable products by an estimated number of procedures based on the number of balloon sinus dilation devices sold, was approximately $1,500 in the second quarter of 2016.

In the second quarter of 2015, we established a U.K. subsidiary and started the process of selling our products in certain European countries using a combination of direct sales representatives and a network of independent distributors with experience in selling products into ENT markets in those regions. We intend to continue to increase our presence outside the United States through expansion of our U.K. sales force and addition of distributors.

We invest substantial resources to educate ENT physicians and patients on the proven clinical advantages of stand-alone balloon sinus dilation.

We have a diverse customer base of ENT physicians, hospitals and ASCs, with no single customer accounting for more than 5% of our revenue during the six months ended June 30, 2016. Our customers are generally reimbursed by certain governmental and private health insurers for procedures using our products pursuant to reimbursement codes specific to the setting of the procedure. Our revenues are dependent upon the future market acceptance and adoption of our existing and new products, appropriate pricing and adequate level of coverage or reimbursement for procedures using such products.

We manufacture all of our proprietary products, other than XeroGel™, at our facility in Plymouth, Minnesota with components supplied by external suppliers. XeroGel continues to be manufactured in Hayward, California. We increased the size of our Plymouth facility in February 2016 by approximately 19,700 square feet to a total of approximately 52,000 square feet. As of June 30, 2016, our manufacturing organization included 34 people. We expect the capacity of our current facilities to be able to meet expected demand through at least the end of 2020.

For the three months ended June 30, 2016, we generated revenue of $18.7 million and had a net loss of $5.0 million compared to revenue of $15.2 million and a net loss of $2.9 million for the three months ended June 30, 2015. For the six months ended June 30, 2016, we generated revenue of $35.6 million and had a net loss of $11.9 million compared to revenue of $28.7 million and a net loss of $7.2 million for the six months ended June 30, 2015. We expect to continue to incur operating losses until at least 2017 as we intend to continue to expend resources to expand our organization to support planned sales growth and expansion while also continuing to invest in the development of next-generation products and new products for the ENT market. As of June 30, 2016, we had an accumulated deficit of $134.0 million. Our primary sources of capital to date have been from sales of our products, net proceeds from our February 2015 initial public offering, or IPO, of approximately $81.0 million after deducting underwriting discounts and commissions and offering expenses, private placements of our convertible preferred securities and amounts borrowed under our credit facility. We operate in one reporting segment.

Components of Our Results of Operations

Revenue

We derive substantially all of our revenue from the sale of our XprESS™ family of products to ENT physicians, hospitals and ASCs. We derive additional revenue from the sale of Fiagon IGS products for which we are the exclusive distributor in the United States and Canada. We also derive revenue from the sale of XeroGel. Our revenue growth has been driven by, and we expect our revenue to continue to increase in the future as a result of, increased physician awareness of our products, the clinical efficacy of stand-alone balloon sinus dilation and increasing insurance coverage for balloon sinus dilation procedures. Any reversal in these trends, however, could have a negative impact on our future revenue. In addition, we have expanded our sales and marketing infrastructure to help us drive and support revenue growth and intend to continue this expansion. Our revenue has fluctuated, and we expect our revenue to continue to fluctuate, from quarter to quarter, as well as within each quarter, due to a variety of factors, including seasonality, competitor product introductions and associated physician evaluations.

When used as a stand-alone balloon sinus dilation procedure in the physician office setting, the practice expense component of the physician’s fee is intended to cover all or a portion of the cost of our products. Similarly, when used in an operating room in an ASC or hospital, our products are typically utilized as tools used during FESS and are not separately reimbursed by third-party payors.

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

We calculate gross margin as gross profit divided by revenue. Our gross margin has been, and we expect will continue to be, affected by a variety of factors, including product sales mix, geographic mix and prices, new products, the impact of distributor relationships, which generally result in lower gross margins, production volumes, manufacturing costs and product yields and, to a lesser extent, the implementation of cost-reduction strategies. As a result of product mix and distributor relationships, our gross margin may decrease over time.

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

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of engineering, product development, clinical studies to develop and support our products, regulatory expenses, consulting services, materials, depreciation and other costs associated with products and technologies in development and next-generation versions of current devices. These expenses include employee compensation, including stock-based compensation, supplies, materials, quality assurance expenses allocated to R&D programs, consulting, related travel expenses and facilities expenses, in each case related to R&D programs. Clinical expenses include clinical trial management and monitoring, payments to clinical investigators, data management and travel expenses and the cost of manufacturing products for clinical trials. We expect R&D expenses to increase modestly, as increases in expenses related to developing, enhancing and commercializing new products and technologies will be only partially offset by the timing and extent of expenses relating to clinical studies. We expect R&D expenses as a percentage of revenue to vary over time depending on the level and timing of initiating new product development efforts as well as our clinical development activities.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for personnel, including base salaries and bonus compensation, spending related to finance, information technology, human resource functions and stock-based compensation. Other general and administrative expenses include consulting expenses, travel expenses, credit card processing fees, professional services fees, audit fees, insurance costs and general corporate expenses, including allocated facilities-related expenses. We expect general and administrative expenses to continue to increase in absolute dollars as we expand our commercial infrastructure to both drive and support our planned growth in revenue. We also expect to continue to incur legal, accounting, insurance and other professional service fees associated with being a public company, which may increase further when we are no longer able to rely on the “emerging growth company” exemption we are afforded under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.

Other Expense, Net

Other expense, net primarily consists of interest expense payable under our credit facility, interest income and realized foreign currency gains and losses. Prior to our IPO, other expense, net also consisted of fair value adjustment related to our convertible preferred stock warrants, which were accounted for as a liability and marked-to-market at each reporting period. In connection with the IPO, the warrants converted to warrants to purchase shares of our common stock and were no longer treated as a liability. We performed the final revaluation of the preferred stock warrant liability in February 2015 in connection with the completion of the IPO.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance, which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. A company should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, a company is required to comply with the applicable disclosures for a change in an accounting principle. The guidance only affects the presentation of debt issuance costs in the balance sheet and has no impact on results of operations. We adopted ASU 2015-03 starting on January 1, 2016 and reclassified debt issuance costs from long-term assets to long-term debt. Debt issuance costs included in long-term debt in the accompanying financial statements were $0.1 million and $0.2 million at June 30, 2016 and December 31, 2015, respectively.

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

In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations - Reporting Revenue Gross versus Net. This ASU clarifies the revenue recognition implementation guidance for preparers on certain aspects of principal versus agent consideration. The amendments in this ASU are effective for annual periods beginning after December 15, 2017 and for interim periods therein. We are in the process of evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years; the ASU allows for early adoption as of the beginning of an interim or annual reporting period beginning after December 15, 2018. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

Results of Operations

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenue	$18,730	$15,191	$3,539	23%	$35,632	$28,693	$6,939	24%
Cost of goods sold	4,459	3,348	1,111	33%	8,459	6,297	2,162	34%
Gross profit	14,271	11,843	2,428	21%	27,173	22,396	4,777	21%
Gross margin	76%	78%			76%	78%
Operating expenses
Selling and marketing	13,086	9,815	3,271	33%	26,493	19,702	6,791	34%
Research and development	1,873	1,308	565	43%	3,785	2,608	1,177	45%
General and administrative	3,838	3,074	764	25%	7,787	5,890	1,897	32%
Total operating expenses	18,797	14,197	4,600	32%	38,065	28,200	9,865	35%
Loss from operations	(4,526)	(2,354)	(2,172)	92%	(10,892)	(5,804)	(5,088)	88%
Other expense, net	(495)	(514)	19	(4)%	(1,001)	(1,412)	411	(29)%
Net loss	$(5,021)	$(2,868)	$(2,153)	75%	$(11,893)	$(7,216)	$(4,677)	65%

Comparison of the Three and Six Months ended June 30, 2016 and 2015

Revenue

Revenue increased $3.5 million, or 23%, to $18.7 million during the three months ended June 30, 2016, compared to $15.2 million during the three months ended June 30, 2015. Revenue increased $6.9 million, or 24%, to $35.6 million during the six months ended June 30, 2016, compared to $28.7 million during the six months ended June 30, 2015. The growth in revenue for both periods was primarily attributable to an increase in sales of our XprESS™ family of products through broader account penetration, in the operating room and the office, and increased sales of new products.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $1.1 million, or 33%, to $4.5 million during the three months ended June 30, 2016, compared to $3.3 million during the three months ended June 30, 2015. Cost of goods sold increased $2.2 million, or 34%, to $8.5 million during the six months ended June 30, 2016, compared to $6.3 million during the six months ended June 30, 2015. The increase in cost of goods sold for both periods was primarily attributable to the increased sales of new products and growth in sales of our XprESS™ family of products.

Gross margin decreased during the three and six months ended June 30, 2016, compared to the prior periods due to changes in product mix as we added new product lines. In addition, although unit sales increased, gross margin decreased due to product and geographic mix, as well as increased overhead costs.

Selling and Marketing Expenses

Selling and marketing expenses increased $3.3 million, or 33%, to $13.1 million during the three months ended June 30, 2016, compared to $9.8 million during the three months ended June 30, 2015. The increase was primarily attributable to a $3.1 million increase in salaries, benefits, stock-based compensation, travel expenses and other employee-related expenses as a result of increased headcount in our sales and marketing organizations. In addition, other selling and marketing expenses increased $0.2 million.

Selling and marketing expenses increased $6.8 million, or 34%, to $26.5 million during the six months ended June 30, 2016, compared to $19.7 million during the six months ended June 30, 2015. The increase was primarily attributable to a $5.4 million increase in salaries, benefits, stock-based compensation, travel expenses and other employee-related expenses as a result of increased headcount in our sales and marketing organizations. In addition, other selling and marketing expenses increased $1.4 million.

Research and Development Expenses

R&D expenses increased $0.6 million, or 43%, to $1.9 million during the three months ended June 30, 2016, compared to $1.3 million during the three months ended June 30, 2015. The increase in R&D expenses was primarily due to an increase of $0.4 million in compensation and other employee-related expenses.

R&D expenses increased $1.2 million, or 45%, to $3.8 million during the six months ended June 30, 2016, compared to $2.6 million during the six months ended June 30, 2015. The increase in R&D expenses was primarily due to an increase of $0.7 million in compensation and other employee-related expenses.

General and Administrative Expenses

General and administrative expenses increased $0.7 million, or 25%, to $3.8 million during the three months ended June 30, 2016, compared to $3.1 million during the three months ended June 30, 2015. The increase was primarily due to an increase of $0.6 million in salaries, stock-based compensation, benefits and other employee-related expenses. In addition, legal fees increased $0.2 million. Credit card processing fees, facility expenses and other general and administrative expenses accounted for the remaining variance.

General and administrative expenses increased $1.9 million, or 32%, to $7.8 million during the six months ended June 30, 2016, compared to $5.9 million during the six months ended June 30, 2015. The increase was primarily due to an increase of $0.9 million in salaries, stock-based compensation, benefits and other employee-related expenses. In addition, legal fees increased $0.5 million. Credit card processing fees, facility expenses and other general and administrative expenses accounted for the remaining increase.

Other Expense, Net

Other expense, net, remained relatively consistent during the three months ended June 30, 2016, compared to the three months ended June 30, 2015.

Other expense, net, decreased $0.4 million, or 29%, to $1.0 million during the six months ended June 30, 2016, compared to $1.4 million during the six months ended June 30, 2015. This decrease was primarily due to the final revaluation of the preferred stock warrant liability in February 2015 in connection with the completion of the IPO.

Liquidity and Capital Resources

Overview

As of June 30, 2016, we had cash and cash equivalents of $8.0 million and short-term investments of $38.1 million and an accumulated deficit of $134.0 million, compared to cash and cash equivalents of $28.5 million, short-term investments of $38.2 million and an accumulated deficit of $122.1 million as of December 31, 2015. Our primary sources of capital have been from sales of our products, net proceeds from our IPO, private placements of our convertible preferred securities and amounts borrowed under our credit facility. As of June 30, 2016, we had raised approximately $81.0 million in net proceeds from our IPO and $90.0 million in net proceeds from private placements of our convertible preferred securities and had $20.0 million of outstanding borrowings under our credit facility.

We believe that our existing cash and cash equivalents, short-term investments and revenue will be sufficient to meet our anticipated capital requirements and fund our operations through at least the end of 2017. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources faster than we anticipated. If our current capital sources are insufficient to satisfy our liquidity requirements, or if we choose to take advantage of new product and market opportunities to expand our business and increase our revenues, we may sell additional equity or debt securities, restructure, or enter into a new credit facility.

In March 2016, we filed, and the SEC declared effective, an unallocated, or “universal,” shelf registration statement on Form S-3 which permits us to offer and sell, from time to time, on a continuous or delayed basis in the future, up to $100 million of equity, debt or other types of securities described in the registration statement, or any combination of such securities, in one or more future public offerings, and permits certain selling stockholders to sell up to 3 million shares of our common stock from time to time in one or more offerings.

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

Cash Flows

	Six Months Ended
	June 30,
(in thousands)	2016	2015
Net cash (used in) provided by:
Operating activities	$(8,224)	$(3,604)
Investing activities	(12,670)	(73,514)
Financing activities	347	81,163
Net (decrease) increase in cash and cash equivalents	$(20,547)	$4,045

Cash Used in Operating Activities

During the six months ended June 30, 2016, net cash used in operating activities was $8.2 million, consisting primarily of a net loss of $11.9 million, offset partially by a decrease in net operating assets of $0.2 million and non-cash charges of $3.5 million. Non-cash charges consisted primarily of stock-based compensation, depreciation and amortization, the amortization of premium on investments and the accretion of the final payment fee on our credit facility.

During the six months ended June 30, 2015, net cash used in operating activities was $3.6 million, consisting primarily of a net loss of $7.2 million, offset by a decrease in net operating assets of $1.4 million and non-cash charges of $2.2 million. The decrease in net operating assets was primarily due to decreases in deferred offering costs due to completion of our IPO and an increase in accrued liabilities due to the growth in our sales organization, offset by increases in accounts receivable and other current assets. Non-cash charges consisted primarily of stock-based compensation, depreciation, the change in fair value of convertible preferred stock warrants, amortization of premium on investments and the accretion of the final payment fee on our credit facility.

Net Cash Used in Investing Activities

During the six months ended June 30, 2016, net cash used in investing activities was $12.7 million, consisting of $11.0 million as for consideration for the XeroGel acquisition, purchases of short-term investments of $32.2 million and the purchase of property and equipment of $1.7 million, partially offset by proceeds from short-term investment maturities of $32.2 million.

During the six months ended June 30, 2015, net cash used in investing activities was $73.5 million, consisting of purchases of short-term investments of $83.6 million and the purchase of property and equipment of $1.5 million, partially offset by proceeds from short-term investment maturities of $11.6 million.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2016, net cash provided by financing activities was $0.3 million, consisting of proceeds from common stock purchases under our employee stock purchase plan and the exercise of stock options.

During the six months ended June 30, 2015, net cash provided by financing activities was $81.2 million consisting of net proceeds from the IPO of approximately $81.0 million and the remaining amount was primarily from proceeds from the exercise of stock options.

Credit Facility

We have a credit facility with Oxford Finance LLC under the terms of an amended and restated loan and security agreement, which was amended most recently in May 2015. On March 30, 2015, we entered into an amendment to the credit facility, changing our obligation to deliver consolidated financial statements from monthly to quarterly, so long as we are required to make periodic filings with the Securities and Exchange Commission, or SEC. On May 19, 2015, we entered into an amendment to the credit facility changing our obligations related to foreign subsidiaries. Under the credit facility, we could borrow up to a total of $25.0 million in three tranches at a fixed interest rate of 9.40%. The first tranche of $15.0 million was borrowed in December 2013, a portion of which was used to refinance the $7.5 million previously outstanding under the credit facility. The second tranche of up to $5.0 million was available through December 31, 2014, of which all was borrowed. The third tranche of up to $5.0 million was available at any time through December 31, 2015, subject to certain trailing six-month revenue milestones. Although the specified revenue milestones for the third tranche were achieved, we elected not to borrow the additional funds. The credit facility matures and all amounts borrowed thereunder become due and payable on December 1, 2018. As a result of achieving certain funding and revenue milestones provided for in the credit facility in December 2015, we were permitted to extend the interest-only period of the credit facility to through January 2017. Beginning February 2017, we are required to make 23 equal monthly payments of principal and interest in the amount of $1.0 million each.

In addition to the principal and interest payments under the credit facility, we are required to pay a final payment fee of 7.15% on all amounts outstanding, which is being accrued over the credit facility term and will be due at the earlier of maturity or prepayment. If we repay the amounts borrowed under the credit facility prior to maturity, we will also be required to pay a prepayment fee equal to 0.75% with respect to the principal amount that is prepaid. We may make principal payments during any interest-only periods to reduce, but not repay in full, the outstanding principal balance of the credit facility without incurring any prepayment penalties. However, if we were to repay in full the outstanding balance of the credit facility during the interest-only period, we would be required to pay the final payment fee.

Our obligations under the credit facility are secured by a first priority security interest in substantially all of our assets, other than our intellectual property. We have agreed not to pledge or otherwise encumber our intellectual property assets, except for permitted liens, as such terms are defined in the credit facility and except as otherwise provided for in the credit facility. The credit facility contains no financial covenants and we were in compliance with its affirmative and restrictive covenants as of June 30, 2016.

As of June 30, 2016, we had $20.0 million of debt outstanding under the credit facility.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, other than the new policies and estimates described below, which have become critical accounting policies and estimates for us as a result of the XeroGel acquisition.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Intangible assets are recorded at their estimated fair value at the date of acquisition. In the year following the period in which identified intangible assets become fully amortized, the fully amortized balances are removed from the gross asset and accumulated amortization amounts. Goodwill is not amortized, but is instead subject to impairment testing. Intangible assets with finite lives are amortized using a straight-line method over their respective useful lives.

Goodwill Impairment Policy

We chose November 1 as the date to assess our annual goodwill and indefinite-lived intangible assets for any impairment in order to closely align with the timing of our annual planning process. On an annual basis, or more frequently upon the occurrence of certain events, we will test for goodwill impairment using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then we are required to perform the next step of the goodwill impairment test. The second step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. The fair value of a reporting unit is determined based on a discounted cash flow analysis and further analyzed using other methods of valuation. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections. In addition, an assumed terminal value is used to project future cash flows beyond base years. Assumptions used in our impairment testing will be consistent with our internal forecasts and operating plans. Our discount rate will be based on our debt and equity balances, adjusted for current market conditions and investor expectations of return on our equity. If the fair value of a reporting unit exceeds its carrying amount, there will be no impairment. If not, the third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its carrying amount. To the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, a write-down of the reporting unit’s goodwill would be necessary.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet partnerships, arrangements or other relationships with unconsolidated entities or others, often referred to as structured finance or special-purpose entities that are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

The following table sets out, as of June 30, 2016, our contractual obligations due by period:

Payments Due by Period
	Less Than	1-3	3-5	More Than
	1 Year	Years	Years	5 Years	Total
(in thousands)
Debt obligations (1)	$ 4,048	$ 17,382	$ —	$ —	$ 21,430
Operating lease obligations (2)	452	783	777	—	2,012
Total	$ 4,500	$ 18,165	$ 777	$ —	$ 23,442

(1)

The total amount outstanding under the credit facility was $20.0 million at June 30, 2016.  Assumes a 23-month amortization period for repayment of the debt.  The total debt amount is inclusive of the final payment fee of 7.15% due with the final payment. As of June 30, 2016 and December 31, 2015, we have accrued $0.7 million and $0.5 million in “Other non-current liabilities” in the consolidated balance sheets.

(2)

We currently lease our headquarters and manufacturing facilities in Plymouth, Minnesota under leases that expire in June 2021.  In connection with the XeroGel acquisition, we assumed a lease for a facility, which expires in August 2017, in Hayward, California at which XeroGel is manufactured.

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

Credit Risk

As of June 30, 2016, our cash and cash equivalents were maintained with financial institutions in the United States and United Kingdom, and our current deposits at certain of these institutions are likely in excess of insured limits. Our short-term investments are made in accordance with our investment policies, which limit the type and amount of our investments in order to limit our credit risk.

Our accounts receivable primarily relate to revenue from the sale of our XprESS™ family of products to hospitals, ASCs and physician offices. For the three and six months ended June 30, 2016, no single customer represented more than 5% of our revenue.

Foreign Currency Exchange Rate Risk

While our business is primarily conducted in U.S. dollars, our sales in Europe are conducted in U.S. dollars, British pounds and Euros. We believe that our exposure to foreign currency exchange rate risk is not significant and a hypothetical 100 basis point movement in the U.S. dollar would not have a material impact on our results of operations, financial position or cash flows. As our sales in currencies other than the U.S. dollar increase, our exposure to foreign currency fluctuations may increase, and we may choose to hedge our exposure in the future.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 25, 2016, we identified important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q. Other than the three revised risk factors below, there has been no material change in our risk factors subsequent to the filing of our Annual Report. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

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
•

disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the U.S. Foreign Corrupt Practices Act (FCPA), regulations of the U.S. Office of Foreign Assets Controls (OFAC), and U.S. anti-money laundering regulations, as well as exposure of our foreign operations to liability under these regulatory regimes;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

We maintain policies, procedures and internal controls designed to promote compliance with the FCPA, OFAC restrictions and other anti-corruption and anti-money laundering laws, as well as export control laws, customs laws, sanctions laws and other laws.  We plan to regularly evaluate these policies and to enhance them as our international business develops and expands.  If we, our business partners, distributors or intermediaries fail to comply with the requirements of the FCPA, OFAC restrictions or similar laws of other countries, or our controls and procedures fail to detect such noncompliance, governmental authorities in the United States or elsewhere, as applicable, could seek to impose civil penalties, criminal fines, and other collateral consequences.

Furthermore, on June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” As a result of the referendum, negotiations are expected to commence to determine the future terms of the United Kingdom’s relationship with the European Union, including the terms of trade between the United Kingdom and the European Union. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on the movement of goods and people between the United Kingdom and European Union countries and increased regulatory complexities, which could affect our ability to sell our products in certain European Union countries through our subsidiary in the United Kingdom. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British pound and Euro. In addition, other European countries may seek to conduct referenda with respect to continuing membership with the European Union. We do not know to what extent these changes will impact our business. Any of these effects of Brexit, and others that we cannot anticipate, could adversely affect our business, operations and financial results.

We recently acquired and entered into an exclusive license for the XeroGel™ assets with CogENT Therapeutics, LLC. We may be unable to successfully integrate this acquisition in a cost-effective and non-disruptive manner. In addition, acquisitions are risky and may harm our business and operating results.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and advances in technologies. Accordingly, we have pursued and may continue to pursue acquisitions of, or joint ventures relating to, complementary businesses, products or technologies instead of developing them ourselves. Our ability to grow through acquisitions will depend, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions; our ability to compete effectively for acquisition candidates; and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. Although we just completed the XeroGel acquisition described below, we do not know if we will be able to successfully complete any future acquisitions or joint ventures. In June 2016, we acquired and entered into an exclusive license for the XeroGel™ assets with CogENT Therapeutics, LLC. In connection with the acquisition, we became the manufacturer of XeroGel and will continue to market and sell XeroGel to hospitals, offices and ambulatory surgery centers.   There are risks and uncertainties involved in this recent acquisition and any future acquisitions we may complete including:

•	the integration may take longer, be more difficult, time-consuming or costly to accomplish than expected;
•	business disruption and distraction after the transaction, including adverse effects on employee retention, our sales channel, and on business relationships with third parties;
•	diversion of management's attention;
•	inability to effectively manage our expanded operations;
•

reallocation of amounts of capital from other operating initiatives and/or an increase in our leverage and debt service requirements to pay acquisition purchase prices or other costs, which could in turn restrict our ability to access additional capital when needed or pursue other important elements of our business strategy;

•	the failure to realize intended benefits from the transaction or delay in realization thereof;
•

inaccurate assessment of post-acquisition liabilities and costs, including undisclosed, contingent or other liabilities or problems, unanticipated costs associated with an acquisition, and an inability to recover or manage such liabilities and costs; and

•

incorrect estimates made in the accounting for acquisitions, incurrence of non-recurring charges, and write-off of significant amounts of goodwill or other assets that could adversely affect our operating results.

With respect to our recent XeroGel acquisition, management has made certain assumptions including those related to projections of future revenue and the amount of goodwill and intangible assets purchased. While management has made these assumptions in good faith and believes them to be reasonable, the assumptions may turn out to be materially inaccurate, including for reasons beyond our control. If these assumptions are incorrect we may change or modify them, which could have an adverse effect on our financial condition or results of operations.

Additionally, we have recorded intangible assets, including goodwill, in connection with the XeroGel acquisition. On an ongoing basis, we will evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have an adverse effect on our results of operations in the period in which the write-off occurs.

Also, some acquisitions may require the consent of the lender under our credit facility or any other future agreements and we cannot predict whether the lender would approve such acquisitions or the terms on which the lender would approve any such acquisitions. These and other risks could be heightened if we complete a large acquisition or multiple acquisitions within a relatively short period of time.

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

Further, we believe that future coverage and reimbursement may be subject to increased restrictions and payment reductions, such as additional preauthorization requirements, tightening coverage criteria by commercial and governmental payors, and transitioning hospital outpatient payments for FESS to comprehensive APCs (C-APC) in the Unites States. Third-party coverage and reimbursement for procedures using our products or any of our products in development for which we may receive regulatory approval may not be available or adequate in either the United States or international markets, which could have an adverse impact on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2016, we did not sell any equity securities of ours that were not registered under the Securities Act of 1933, as amended.

Use of Proceeds

On January 28, 2015, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-201237), as amended, filed in connection with our initial public offering. Pursuant to the Registration Statement, as well as the Registration Statement on Form S-1 (File No. 333-201741) filed on January 28, 2015 to register additional securities, we issued and sold an aggregate of 5,294,117 shares of our common stock at a price to the public of $17.00 per share (including 690,537 shares sold pursuant to an option granted to the underwriters).The offering commenced as of January 28, 2015 and did not terminate before all of the securities registered in the Registration Statements were sold on February 3, 2015. The syndicate of underwriters was led by Merrill Lynch, Pierce, Fenner & Smith Incorporated and Piper Jaffray & Co. as joint book-running managers and William Blair and Canaccord Genuity acted as co-managers. We raised approximately $81.0 million in net proceeds after deducting $6.3 million in underwriting discounts and commissions and $2.7 million in other offering expenses. As of June 30, 2016, we have used $24.2 million of the proceeds from our IPO to fund product development and clinical research expenses, sales, marketing, working capital and general corporate purposes and $11.0 million of such proceeds to pay the XeroGel acquisition purchase price. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses and to non-employee directors as compensation for board committee service. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated January 28, 2015, filed with the SEC pursuant to Rule 424(b).

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On August 1, 2016, we entered into a new severance agreement with Jeff L. Kogl, our Vice President, Business Development and Strategy, which is substantially similar to the severance agreements between us and our other executive officers. This new severance agreement superseded and replaced Mr. Kogl’s prior change in control severance agreement. Under the terms of the new severance agreement, if Mr. Kogl’s employment is terminated by us without “cause” or by Mr. Kogl for “good reason” (as such terms are defined in the agreement), Mr. Kogl will be entitled to receive, subject to the execution and non-revocation of a general release of claims in favor of us, a lump-sum payment in an amount equal to six months of his annual base salary and company-subsidized healthcare continuation coverage for up to six months after his termination date. In addition, if Mr. Kogl’s employment is terminated by us without “cause” or by Mr. Kogl for “good reason” within 12 months following a “change in control” (as such term is defined in the agreement) or prior to a change in control if the termination occurs in connection with the change in control, Mr. Kogl will be entitled to receive a lump-sum payment in an amount equal to 12 months of his annual base salary plus 100% of his annual target bonus and company-subsidized healthcare continuation coverage for up to 12 months after his termination date.

The foregoing summary description of the severance agreement with Mr. Kogl does not purport to be complete and is qualified in its entirety by reference to the full text of the severance agreement which is included as Exhibit 10.4 to this Quarterly Report on Form 10-Q and is incorporated herein by this reference.

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
Brent A. Moen
Chief Financial Officer
(Principal Financial and Accounting Officer)

ENTELLUS MEDICAL, INC.

Quarterly Report on Form 10-Q

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Entellus Medical, Inc.	8-K	001-36814	3.1	02/03/15

3.2	Amended and Restated Bylaws of Entellus Medical, Inc.	8-K	001-36814	3.2	02/03/15

10.1	Offer Letter dated May 6, 2016 between Entellus Medical, Inc. and Brent Moen	8-K	001-36814	10.1	05/23/16

10.2	Severance Agreement dated May 23, 2016 between Entellus Medical, Inc. and Brent A. Moen	8-K	001-36814	10.2	05/23/16

10.3	Amended and Restated Fiagon NA Distributor Agreement, effective June 23, 2016, by and between Fiagon NA Corporation and Entellus Medical, Inc. †	8-K	001-36814	10.1	06/27/16

10.4	Severance Agreement effective August 1, 2016, between Entellus Medical, Inc. and Jeff Kogl					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*Filed herewith

**Furnished herewith

† Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to

Rule 24b-2 under the Securities Exchange Act of 1934, as amended.