Form 10-Q
period 2016-09-30
ENTELLUS MEDICAL INC
filed 2016-11-04
CIK 1374128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

On November 2, 2016, there were 18,864,035 shares of the Registrant’s common stock, $0.001 par value per share, issued and outstanding.

ENTELLUS MEDICAL, INC.

As used in this report, the terms “we,” “us,” “our,” “Entellus Medical,” “Entellus” and the “Company” mean Entellus Medical, Inc. and our consolidated wholly-owned subsidiary, unless the context indicates another meaning.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements are made under the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipates,” “believes,” “expects,” ”projects,”  “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues,” similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) and the use of future dates identify forward-looking statements in this report. Forward-looking statements contained in this report include, but are not limited to, statements related to:

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
•

risks and uncertainties involved in our recent acquisition of XeroGel™ assets, including the failure to realize intended benefits from the transaction or delay in realization thereof; the integration may take longer, be more difficult, time-consuming or costly to accomplish than expected; business disruption after the transaction, including adverse effects on employee retention; and certain assumptions proving inaccurate;

•	not successfully competing against our existing or potential new competitors;
•	the effect of consolidation in the healthcare industry or group purchasing organizations;
•	our ability to expand, manage and maintain our direct sales organization and market and sell our products in the United States and internationally;
•	risks and uncertainties involved in our international operations;
•	the effect of the implementation by Centers for Medicare & Medicaid Services in 2017 of reduced reimbursement for out-patient sinus surgery that involves surgery on multiple sinuses;
•	the effect of the recent referendum vote of the United Kingdom to exit the European Union on our business, including in particular our operations in the United Kingdom, and operating results;
•	the compliance of our products and activities with the laws and regulations of the countries in which they are marketed, which compliance may be costly and time-consuming;
•

failure or delay in obtaining U.S. Food and Drug Administration, or FDA, or other regulatory approvals for our products or the effect of FDA or other regulatory actions on our operations, including any ramifications from the Form 483 that we recently received from the FDA;

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

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition, or operating results, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 under the heading “Risk Factors” and in Item 1A of Part II of this Quarterly Report on Form 10-Q. The risks and uncertainties described above and in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 under the heading “Risk Factors” and in Item 1A of Part II of this Quarterly Report on Form 10-Q are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our business, financial condition or operation results, may emerge from time to time. Readers are urged to consider these factors carefully in evaluating these forward-looking statements. Readers should also carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, or the SEC. Our forward-looking statements in this report speak only as of the date of this report. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENTELLUS MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	September 30,	December 31,
	2016	2015
	(unaudited)	(1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,236	$28,548
Short-term investments	23,967	38,210
Accrued interest income	80	247
Accounts receivable, net of allowance for doubtful accounts of $150 and $135, respectively	11,744	10,440
Inventories	5,893	3,889
Prepaid expenses and other current assets	1,420	1,691
Total current assets	58,340	83,025
Property and equipment, net	6,490	4,126
Intangible assets, net	6,239	—
Goodwill	4,327	—
Other non-current assets	316	34
Total assets	$75,712	$87,185
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,040	$2,208
Accrued expenses	10,368	6,995
Current portion of long-term debt	6,553	—
Total current liabilities	20,961	9,203
LONG-TERM LIABILITIES
Long-term debt, less current portion, net of debt issuance cost of $ 131 and $ 176, respectively	13,316	19,824
Other non-current liabilities	913	562
Total liabilities	35,190	29,589
COMMITMENTS AND CONTINGENCIES (See Note M)
STOCKHOLDERS' EQUITY (see Note I)
Preferred stock, $0.001 par value per share:
Authorized shares: 10,000 at September 30, 2016 and December 31, 2015 Issued and outstanding shares: none	—	—
Common stock, $0.001 par value per share:
Authorized shares: 200,000 at September 30, 2016 and December 31, 2015; Issued and outstanding shares: 18,863 and 18,794 at September 30, 2016 and December 31, 2015, respectively	19	19
Additional paid-in capital	184,111	179,673
Accumulated other comprehensive loss	(138)	(38)
Accumulated deficit	(143,470)	(122,058)
Total stockholders' equity	40,522	57,596
Total liabilities and stockholders' equity	$75,712	$87,185

(1) Amounts derived from audited financial statements of Entellus Medical, Inc. included in its Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTELLUS MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue	$17,880	$14,804	$53,512	$43,497
Cost of goods sold	4,648	3,431	13,107	9,728
Gross profit	13,232	11,373	40,405	33,769
Operating expenses
Selling and marketing	15,364	12,308	41,857	32,010
Research and development	2,047	1,392	5,832	4,000
General and administrative	4,807	3,230	12,594	9,120
Total operating expenses	22,218	16,930	60,283	45,130
Loss from operations	(8,986)	(5,557)	(19,878)	(11,361)
Other income (expense)
Interest income	75	47	228	118
Interest expense	(562)	(561)	(1,686)	(2,042)
Other non-operating expense	(12)	—	(42)	(2)
Loss before income taxes expense	(9,485)	(6,071)	(21,378)	(13,287)
Income tax expense	(34)	—	(34)	—
Net loss	$(9,519)	$(6,071)	$(21,412)	$(13,287)
Other comprehensive income (loss)
Unrealized (loss)/gain on short term investments, net of tax	(39)	23	26	21
Foreign currency translation loss, net of tax	(28)	(8)	(123)	(9)
Comprehensive loss	$(9,586)	$(6,056)	$(21,509)	$(13,275)
Net loss per share, basic and diluted	$(0.50)	$(0.32)	$(1.14)	$(0.80)
Weighted average common shares used to compute net loss per share, basic and diluted	18,855	18,738	18,827	16,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTELLUS MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(21,412)	$(13,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,312	686
Amortization of debt issuance costs	45	45
Amortization of premium on investments	113	297
Accretion of final payment fee on long-term debt	230	230
Loss on disposal of property and equipment	7	—
Deferred tax expense	34	—
Deferred rent	108	4
Stock-based compensation	4,060	1,776
Changes in fair value of convertible preferred stock warrants	—	357
Changes in operating assets and liabilities, net of acquired assets:
Accrued interest income	167	(192)
Accounts receivables, net	(1,377)	(1,432)
Inventories	(2,004)	(838)
Prepaid expenses and other current assets	490	(616)
Other non-current assets	(283)	1,684
Accounts payable	1,834	1,005
Accrued expenses	3,393	2,380
Net cash used in operating activities	(13,283)	(7,901)
Cash flows from investing activities:
Purchase of property and equipment, net of acquired assets	(3,469)	(2,611)
XeroGel acquisition	(11,000)	—
Purchase of investments	(32,182)	(111,051)
Proceeds from maturities of short-term investments	46,339	45,551
Net cash used in investing activities	(312)	(68,111)
Cash flows from financing activities:
Proceeds from stock options exercised	101	282
Proceeds from common stock issuance from employee stock purchase plan	271	—
Proceeds from initial public offering, net of issuance costs	—	80,953
Repurchase of common stock	—	(1)
Net cash provided by financing activities	372	81,234
Effect of exchange rate changes on cash and cash equivalents	(89)	(1)
Net (decrease) increase in cash and cash equivalents	(13,312)	5,221
Cash and cash equivalents - beginning of period	28,548	3,484
Cash and cash equivalents - end of period	$15,236	$8,705
Supplemental cash flow information:
Cash paid for interest	$1,410	$1,394

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTELLUS MEDICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A.	ORGANIZATION

Nature of Business

Entellus Medical, Inc. (the “Company”) was incorporated in Minnesota in April 2006 and was reincorporated in Delaware in August 2006. The Company is focused on delivering superior patient and physician experiences through products designed for the minimally invasive treatment of chronic and recurrent sinusitis in both adult and pediatric patients. The Company’s platform of products provides effective and easy-to-use solutions to simplify everything from diagnosis and patient selection, to complex case revisions and post-operative care. The Company’s three core product lines, XprESS™ Multi-Sinus Dilation Systems, MiniFESS™ Surgical Instruments, and FocESS™ Imaging & Navigation, are designed to enable ear, nose and throat (“ENT”) physicians to conveniently and comfortably perform a broad range of procedures in the ENT physician office and simplify operating room based treatment. The Company currently sells product through its direct sales force in the United States and United Kingdom and in a limited number of additional countries through international distributors. The Company operates in one reporting segment.

NOTE B.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The interim financial data as of September 30, 2016 is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company’s management, the interim data includes only normal and recurring adjustments necessary for a fair statement of the Company’s financial results for the three and nine months ended September 30, 2016 and 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 that has been filed with the SEC.

Initial Public Offering

In February 2015, the Company completed its initial public offering (“IPO”) by issuing 5.3 million shares of common stock, at an offering price of $17.00 per share, for net proceeds of approximately $81.0 million, after deducting underwriting discounts, commissions and offering expenses payable by the Company. In connection with the IPO, the Company’s outstanding shares of convertible preferred stock were automatically converted into an aggregate of 11.4 million shares of common stock, and the Company’s outstanding warrants to purchase shares of convertible preferred stock were automatically converted into warrants to purchase up to an aggregate of less than 0.1 million shares of common stock, resulting in the reclassification of the related redeemable convertible preferred stock warrant liability of $0.6 million to additional paid-in-capital.

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

Business Combination

On June 29, 2016, the Company acquired and entered into an exclusive license for the XeroGel™ assets with CogENT Therapeutics, LLC for $11.0 million in cash (the “XeroGel acquisition”). The excess of purchase consideration over the fair value of the net assets acquired was allocated to goodwill, which is deductible for U.S. income tax purposes. The preliminary purchase price allocation is as follows:

(in thousands)	Purchase Price Allocation
Technologies	$6,000
Trade names	350
Tangible assets	323
Total identifiable assets	6,673
Goodwill	$4,327

The Company incurred transaction costs in connection with the acquisition of approximately $0.3 million for the nine months ended September 30, 2016, which are included in general and administrative expenses.

The estimated fair value of the net assets acquired is preliminary and subject to change. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, the Company may record adjustments to the assets acquired, with the corresponding offset to goodwill.

Under the terms of the XeroGel acquisition agreements, the Company became the manufacturer of XeroGel and will continue to market and sell XeroGel to hospitals, offices and ambulatory surgery centers. Prior to the transaction, the Company was the exclusive distributor of XeroGel in the United States. The distribution agreement between the two parties was terminated in connection with the transaction. As a result of the XeroGel acquisition, the Company began recognizing all XeroGel revenue on a gross basis effective June 29, 2016.

The Company has concluded that the XeroGel acquisition was not material for purposes of including pro forma information in this report and therefore has not provided any such information herein.

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

Goodwill Impairment Policy

The Company chose November 1 as the date to assess its annual goodwill for any impairment in order to closely align with the timing of its annual planning process. On an annual basis, or more frequently upon the occurrence of certain events, the Company will test for goodwill impairment using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit. If based on the qualitative factors, it is more likely than not that the fair value of the reporting unit is less than the carrying amount of the reporting unit, then the Company is required to perform the next step of the goodwill impairment test. The second step is to identify a potential impairment by comparing the calculated fair value of a reporting unit with its carrying amount. The fair value of a reporting unit is determined based on a discounted cash flow analysis and further analyzed using other methods of valuation. A discounted cash flow analysis requires the Company to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s long-term projections. In addition, an assumed terminal value is used to project future cash flows beyond base years. Assumptions used in the Company’s impairment testing will be consistent with the Company’s internal forecasts and operating plans. The Company’s discount rate will be based on its debt and equity balances, adjusted for current market conditions and investor expectations of return on its equity. If the fair value of a reporting unit exceeds its carrying amount, there will be no impairment. If the calculated fair value is less than the carrying value, the third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its carrying amount. To the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, a write-down of the reporting unit’s goodwill would be necessary.

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

Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the nine months ended September 30, 2016, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, other than the new policies described above which have become significant accounting policies for the Company as a result of the XeroGel acquisition.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This standard will eliminate the transaction and industry specific revenue recognition guidance under current U.S. GAAP and replace it with a principles based approach for determining revenue recognition. The new guidance is effective for annual and interim periods beginning after December 15, 2017. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance, which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. A company should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, a company is required to comply with the applicable disclosures for a change in an accounting principle. The guidance only affects the presentation of debt issuance costs in the balance sheet and has no impact on results of operations. The Company applied ASU 2015-03 on January 1, 2016 and reclassified debt issuance costs from long-term assets to long-term debt. Debt issuance costs included in long-term debt in the accompanying consolidated financial statements were $0.1 million and $0.2 million at September 30, 2016 and December 31, 2015, respectively.

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

In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations - Reporting Revenue Gross versus Net. This ASU clarifies the revenue recognition implementation guidance for preparers on certain aspects of principal versus agent consideration. The amendments in this ASU are effective for annual periods beginning after December 15, 2017 and for interim periods therein. The Company is in the process of evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years; the ASU allows for early adoption as of the beginning of an interim or annual reporting period beginning after December 15, 2018. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statements of Cash Flows – Classifications of Certain Cash Receipts and Cash Payments, to clarify how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years; the ASU allows for early adoption. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

NOTE C.	COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

	September 30,	December 31,
(in thousands)	2016	2015
Finished goods	$2,699	$2,014
Work in process	1,431	388
Raw materials	1,763	1,487
Total	$5,893	$3,889

Property and Equipment

	September 30,	December 31,
(in thousands)	2016	2015
Furniture and office equipment	$791	$533
Computer hardware and software	2,721	2,187
Laboratory equipment	4,019	2,915
Tooling and molds	1,463	1,243
Leasehold improvements	1,905	583
	$10,899	$7,461
Less accumulated depreciation and amortization	(4,940)	(3,766)
Property and equipment in progress	531	431
Total	$6,490	$4,126

Depreciation and amortization expense was $0.5 million and $0.3 million during the three months ended September 30, 2016 and 2015, respectively, and $1.2 million and $0.7 million during the nine months ended September 30, 2016 and 2015, respectively.

Intangible Assets

	September 30,	December 31,
(in thousands)	2016	2015
Technologies	$6,000	$—
Trade name	350	—
	$6,350	$—
Less accumulated amortization	(111)	—
Total	$6,239	$—

In connection with the XeroGel acquisition, the Company acquired the technology-based intangible assets described in the above table and the XeroGel trade name. The technologies are amortized over a useful life of approximately 14 years, based on the remaining useful life of the licenses acquired as management plans to fully utilize the technologies over the full useful life, and the trade name is amortized over a useful life of 20 years. Amortization expense was $0.1 million during the three and nine months ended September 30, 2016 and zero during the three and nine months ended September 30, 2015.

Future amortization expense related to intangible assets with definite lives is projected as follows:

(in thousands)

2016 (remaining)	$109
2017	436
2018	436
2019	436
2020	436
2021	436
2022 and thereafter	3,950
Total	$6,239

Accrued Expenses

	September 30,	December 31,
(in thousands)	2016	2015
Compensation and commissions payable	$6,531	$3,898
Royalty payable	1,640	1,800
Other accrued expenses(1)	2,197	1,297
Total	$10,368	$6,995

(1) No individual items in “Other accrued expenses” above exceed 5% of the total other current liabilities.

NOTE D.	LIQUIDITY AND BUSINESS RISKS

As of September 30, 2016, the Company had cash, cash equivalents and short-term investments of $39.2 million and an accumulated deficit of $143.5 million. In February 2015, the Company completed its IPO by issuing 5.3 million shares of common stock at an offering price of $17.00 per share, for net proceeds of approximately $81.0 million, after deducting underwriting discounts and commissions and offering expenses. Prior to the IPO, the Company financed its operations with a combination of revenue, private placements of convertible preferred securities and amounts borrowed under its credit facility. The Company expects that its cash and cash equivalents, short-term investments and anticipated revenue will be sufficient to fund its operations through at least the next twelve months.

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

The following is a summary of the available-for-sale investments by type of instrument, which are included in short-term investments in the consolidated balance sheet as of September 30, 2016 and December 31, 2015.

		Unrealized	Unrealized
		Gain in	Losses in
		Accumulated	Accumulated
		Other	Other
	Amortized	Comprehensive	Comprehensive	Estimated
September 30, 2016 (in thousands)	Cost	Income (Loss)	Income (Loss)	Fair Value
Commercial paper	$7,734	$12	$—	$7,746
Corporate bonds	8,725	—	(3)	8,722
Foreign assets	7,498	1	—	7,499
Total available-for-sale securities	$23,957	$13	$(3)	$23,967

		Unrealized	Unrealized
		Gain in	Losses in
		Accumulated	Accumulated
		Other	Other
	Amortized	Comprehensive	Comprehensive	Estimated
December 31, 2015 (in thousands)	Cost	Income (Loss)	Income (Loss)	Fair Value
Commercial paper	$9,482	$10	$—	$9,492
Corporate bonds	19,605	—	(19)	19,586
Government bonds	1,999	—	—	1,999
Foreign assets	7,140	—	(7)	7,133
Total available-for-sale securities	$38,226	$10	$(26)	$38,210

Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the nine months ended September 30, 2016. The Company considered various factors, including a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. As of September 30, 2016 and December 31, 2015, available-for-sale maturities as noted in the table above mature in one year or less.

NOTE F.	FAIR VALUE MEASUREMENTS

As of September 30, 2016 and December 31, 2015, the carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments. Goodwill and intangible assets acquired are stated at fair value based upon the acquisition valuation.

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

Short-term Investments

The following is a summary of available-for-sale investments by type of instrument measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015, respectively.

	September 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$7,746	$—	$7,746
Corporate bonds	—	8,722	—	8,722
Foreign assets	—	7,499	—	7,499
Total	$—	$23,967	$—	$23,967
	December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$9,492	$—	$9,492
Corporate bonds	—	19,586	—	19,586
Government bonds	—	1,999	—	1,999
Foreign assets	—	7,133	—	7,133
Total	$—	$38,210	$—	$38,210

There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurement during the three and nine months ended September 30, 2016.

Convertible Preferred Stock Warranty Liability

The following table sets forth a summary of the changes in the estimated fair value of the Company’s convertible preferred stock warrants, which represent financial instruments that were categorized as Level 3, according to the three-level fair value hierarchy.

	Nine Months Ended
	September 30,
(in thousands)	2016	2015
Beginning of the period	$—	$291
Issued	—	—
Exercised	—	—
Expired	—	—
Reclassified to equity (1)	—	(648)
Change in fair value	—	357
End of the period	$—	$—

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

	Nine Months Ended
	September 30,
	2016	2015
Expected life in years	N/A	7.5
Risk-free interest rate	N/A	1.6%
Expected dividend yield	N/A	0.0%
Expected volatility	N/A	56%

NOTE G.	DEBT

The Company has a credit facility (the “credit facility”) with Oxford Finance LLC under the terms of an amended and restated loan and security agreement, which was amended most recently in May 2015.

Under the credit facility, the Company could borrow up to a total of $25.0 million in three tranches at a fixed rate of 9.40%. The first tranche of $15.0 million, including the refinance of $7.5 million in debt previously outstanding, was borrowed in December 2013. In connection with the funding of the first tranche, the Company paid a prorated final payment fee on the original credit facility of $0.1 million. The second tranche of up to $5.0 million was available through December 31, 2014, all of which was borrowed during the three months ended December 31, 2014. The third tranche of up to $5.0 million was available at any time through December 31, 2015, subject to certain six-month revenue milestones. Although the specified revenue milestones for the third tranche were achieved, the Company elected not to borrow additional funds. The credit facility matures and all amounts borrowed thereunder are due on December 1, 2018. As a result of achieving certain funding and revenue milestones provided for in the credit facility in December 2015, the Company was permitted to extend the interest-only period through January 2017. Beginning February 2017, the Company will make 23 equal monthly payments of principal and interest in the amount of approximately $1.0 million each.

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

As of September 30, 2016 and December 31, 2015, the Company had borrowed and had outstanding $20.0 million of debt under the credit facility.

As of September 30, 2016 and December 31, 2015, the carrying amount of debt approximated fair value because the fixed interest rate approximates current market rates of interest available in the market. The fair value of the Company’s debt is considered a Level 3 measurement.

NOTE H.	CONVERTIBLE PREFERRED STOCK

In connection with the IPO in February 2015, 44.3 million shares of convertible preferred stock were converted into 11.4 million shares of common stock, resulting in the reclassification of the related redeemable convertible preferred stock of $91.6 million to common stock and additional paid-in-capital.

NOTE I.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes 10.0 million shares of preferred stock. As of September 30, 2016, no shares of preferred stock were outstanding.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes 200.0 million shares of common stock. As of September 30, 2016, 18.9 million shares of common stock were outstanding.

2015 Incentive Award Plan

In December 2014, the Company’s Board of Directors adopted, and in January 2015 the Company’s stockholders approved, the Entellus Medical, Inc. 2015 Incentive Award Plan (the “2015 Plan”). The 2015 Plan became effective in connection with the IPO, at which time the Company ceased making awards under the Entellus Medical, Inc. 2006 Stock Incentive Plan. Under the 2015 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and certain other awards to individuals who are employees, officers, directors or consultants of the Company. A total of 1,345,570 shares of common stock were initially reserved for issuance under the 2015 Plan. In addition, the number of shares available for issuance under the 2015 Plan is annually increased by an amount equal to the lesser of (A) 875,000 shares, (B) 4% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year or (C) an amount determined by the Company’s Board of Directors. In the first quarter of 2016, in accordance with this “evergreen” provision, the number of shares available under the 2015 Plan was increased by 751,750 shares resulting in a total of 2,097,320 shares of common stock available for issuance under the 2015 Plan.

A summary of the Company’s stock option and restricted stock unit activity and related information is as follows:

	September 30, 2016
			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
(shares in thousands)	Options	Exercise Price	Term	($000)
Outstanding, January 1, 2016	2,583	$11.79	8.5 years	$16,377
Granted	905	16.10
Exercised	(51)	2.11
Cancelled	—	—
Forfeited	(62)	16.87
Outstanding, September 30, 2016	3,375	$13.00	8.2 years	$32,142
Exercisable	1,278	$9.20	7.2 years	$16,981

The aggregate pre-tax intrinsic value of options exercised was $0.8 million and $2.7 million for the nine months ended September 30, 2016 and 2015, respectively. The aggregate pre-tax intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise or September 30, 2016. The total cash received by the Company upon the exercise of options was $0.1 million and $0.3 million during the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, the Company issued restricted stock units (“RSUs”) covering 11,771 shares of common stock at a per share weighted average fair value of $16.99.

Employee Stock Purchase Plan

In December 2014, the Company’s Board of Directors adopted, and in January 2015 the Company’s stockholders approved, the Entellus Medical, Inc. 2015 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, the Company has set two six-month offering periods during each calendar year, one beginning January 1 and ending on June 30, and the other beginning July 1 and ending on December 31, during which employees can choose to have up to 20% of their eligible compensation withheld to purchase less than 2,000 shares of the Company’s common stock during each offering period. The purchase price of the shares is 85% of the market price on the first or last trading day of the offering period, whichever is lower. A total of 200,000 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares available for issuance under the ESPP will be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2016 fiscal year, by an amount equal to the lesser of (A) 1% of the shares of the Company’s common stock outstanding on the date of the adoption of the plan or (B) a lesser amount determined by the Company’s Board of Directors. In the first quarter of 2016, in accordance with the “evergreen” provision, the number of shares available for grant under the ESPP increased in the amount of 16,488 shares, resulting in a total of 216,488 shares of common stock reserved for issuance under the ESPP. During the three and nine months ended September 30, 2016, the Company issued less than 0.1 million shares of its common stock to participants under the ESPP. During the three months ended September 30, 2016 and September 30, 2015, the Company recognized less than $0.1 million and zero in stock-based compensation expense related to the ESPP, respectively, and $0.2 million and zero during the nine months ended September 30, 2016 and September 30, 2015, respectively.

NOTE J.	STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense is reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Cost of goods sold	$30	$18	$77	$40
Selling and marketing	536	203	1,470	428
Research and development	149	71	413	171
General and administrative	821	408	2,100	1,137
Total	$1,536	$700	$4,060	$1,776

 The amount of unearned stock-based compensation expense currently estimated to be expensed through the year 2020 related to unvested employee stock-based payment awards as of September 30, 2016 is approximately $15.5 million. The weighted average period over which the unearned stock-based compensation expense is expected to be recognized as of September 30, 2016 is approximately 3 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation expense will increase to the extent that the Company grants additional stock-based awards.

The Company estimates the fair value of stock-based compensation expense on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model determines the fair value of stock-based payment awards based on the fair market value of the Company’s common stock on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the fair market value of the Company’s common stock, volatility over the expected term of the awards and actual and projected employee stock option exercise behaviors. The Company has opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. Due to the Company’s limited operating history and a lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the share-based payments. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available. The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history of not paying dividends and its expectation that it will not declare dividends for the foreseeable future.

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

The fair value of the options granted to employees or directors during the nine months ended September 30, 2016 and 2015 was estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Nine Months Ended
	September 30,
	2016	2015
Expected life in years	6.0	6.0
Risk-free interest rate	1.6%	1.7%
Expected dividend yield	0%	0%
Expected volatility	51%	70%
Weighted average fair value	$7.93	$25.70

The fair value of the ESPP options granted to employees during the three and nine months ended September 30, 2016 and 2015 was estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Nine Months Ended
	September 30,
	2016	2015
Expected life in years	0.5	—
Risk-free interest rate	0.4%	—
Expected dividend yield	0%	—
Expected volatility	49%	—
Weighted average fair value	$5.30	$—

NOTE K.	INCOME TAXES

The Company did not record a federal, state or foreign income tax benefit for its losses for the three and nine months ended September 30, 2016 and 2015 due to its conclusion that a valuation allowance is required against its net deferred tax assets excluding the deferred tax liability related to its tax deductible goodwill acquired in connection with the XeroGel acquisition.

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

The following table sets forth the computation of the Company’s net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Net loss	$(9,519)	$(6,071)	$(21,412)	$(13,287)
Weighted average common stock outstanding	18,855	18,738	18,827	16,688
Net loss per share, basic and diluted	$(0.50)	$(0.32)	$(1.14)	$(0.80)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted earnings per share because such securities have an antidilutive impact due to losses reported:

	September 30,
(in thousands)	2016	2015
Common stock warrants	38	38
Common stock options	3,375	2,231
Restricted stock units	12	—
Common stock ESPP	20	—
Total	3,445	2,269

NOTE M.	COMMITMENTS AND CONTINGENCIES

Operating Leases

As of September 30, 2016, the Company has three leased facilities under operating lease agreements. The Company entered into a 41-month lease in February 2012, effective April 1, 2012, for its corporate headquarters. The Company entered into a 50-month lease on June 30, 2014, effective July 1, 2014, for additional distribution space in a second facility. On February 26, 2015, the Company exercised its right to extend the lease term of its manufacturing and corporate facility for an additional three years through August 2018. On June 30, 2015, the Company entered into amendments to each of these two lease agreements, among other things, to expand the space occupied by the Company at the property at which the Company’s corporate headquarters are located, and to extend the term of each lease agreement through June 2021, with an option to extend for an additional term through June 2024.

In connection with the XeroGel acquisition, the Company assumed a lease agreement for manufacturing facility space in Hayward, California through August 31, 2017. Rental payments on operating leases are charged to expense on a straight-line basis over the period of the lease. The lease agreements require the Company to pay executory costs such, as real estate taxes, insurance and repairs, and include renewal and escalation clauses.

Approximate minimum annual future obligations which include monthly contractual lease payments under operating leases with initial terms in excess of one year, are as follows:

(in thousands)

2016 (remaining)	$111
2017	430
2018	394
2019	388
2020	389
2021	197
Total	$1,909

Total lease expense was approximately $0.2 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively, and $0.5 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively.

Other Commitment

In June 2016, the Company entered into an Amended and Restated Fiagon NA Distribution Agreement (the “Fiagon Distribution Agreement”) with Fiagon NA Corporation (“Fiagon”) in which the Company was granted exclusive distribution rights in the U.S. and Canada for Fiagon Image Guidance Systems (“Fiagon IGS”) and certain components, parts and related ancillary products i) to hospitals, ii) to ENT physicians in the office, clinic, and surgery centers, and iii) under ENT healthcare system contracts. The terms of the Fiagon Distribution Agreement require the Company to purchase minimum quantities of Fiagon IGS and certain other disposable products through August 9, 2020 in order for the Company to retain exclusive distribution rights.

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

Overview

We are a medical technology company focused on delivering superior patient and physician experiences through products designed for the minimally invasive treatment of chronic and recurrent sinusitis in both adult and pediatric patients. Our platform of products provides effective and easy-to-use solutions to simplify everything from diagnosis and patient selection, to complex case revisions and post-operative care. Our three core product lines, XprESS™ Multi-Sinus Dilation Systems, MiniFESS™ Surgical Instruments, and FocESS™ Imaging & Navigation, are designed to enable ear, nose and throat, or ENT, physicians to conveniently and comfortably perform a broad range of procedures in the ENT physician office and simplify operating room based treatment. When used as a stand-alone therapy in the doctor’s office, our balloon sinus dilation products are the only devices proven in a sufficiently powered prospective, multicenter, randomized, controlled trial to be as effective as functional endoscopic sinus surgery, or FESS, the primary surgical treatment for chronic and recurrent sinusitis. Patients treated with our products in this trial in the ENT physician office also experienced faster recovery, less bleeding at discharge, less use of prescription pain medication and fewer post-procedure debridements than patients receiving FESS.

We believe our minimally invasive balloon sinus dilation devices and additional sinus surgery products sold by us have facilitated a shift towards office-based treatment of chronic and recurrent sinusitis patients who are candidates for sinus surgery in the operating room. We believe this shift has been facilitated by our technology and clinical data, as well as procedure economics that are favorable to the healthcare system, patient and provider. Our XprESS family of products is used to treat patients with inflammation of the frontal, ethmoid, sphenoid and maxillary sinuses and is specifically designed for ease-of-use in the ENT physician office setting. Our XprESS family of products includes our XprESS Pro device, our XprESS LoProfile device and our XprESS Ultra device. We derive a significant portion of our revenue from our XprESS family of products. Our research and development efforts are focused primarily on enhancing our XprESS family of products and broadening their indications for use, as well as developing new related products. We consider new products to be any product released within the last 24 months.

In June 2016, we entered into an amended and restated agreement with Fiagon NA Corporation that, subject to certain limited exceptions for third parties that were then distributing Fiagon products, grants us exclusive distribution rights for Fiagon Image Guidance Systems, or Fiagon IGS, and certain components, parts and related ancillary products to ENT physicians in hospitals, physician offices and ambulatory surgery centers, or ASCs, in the United States, certain other U.S. territories and Canada.

In June 2016, we acquired and entered into an exclusive license for the XeroGel™ assets with CogENT Therapeutics, LLC for $11.0 million in cash. We refer to this transaction as the XeroGel acquisition. Under the terms of the agreements, we became the manufacturer and continue to sell XeroGel to hospitals, offices and ASCs. Prior to the transaction, we were the exclusive distributor of XeroGel in the United States. The distribution agreement between the two parties was terminated in connection with the transaction. As a result of the XeroGel acquisition, we began recognizing all XeroGel revenue on a gross basis effective June 29, 2016, the date of the acquisition.

Our direct U.S. sales force engages in sales efforts and promotional activities focused on ENT physicians. As of September 30, 2016, we employed a total of 148 full-time persons in our direct sales organization, representing an increase of 22 from the 126 persons we employed full-time as of September 30, 2015. We have expanded our sales force to include a total of 89 full quota-carrying representatives as of September 30, 2016, an expansion of 10% from our 81 full quota-carrying representatives as of September 30, 2015. As of September 30, 2016, our full quota-carrying representatives sold at an annualized rate of approximately $739,000. We expect to continue to expand our sales force and staffing to further penetrate the sinusitis market.

Revenue per procedure was approximately $1,500 in the third quarter of 2016, flat compared to the third quarter of 2015. We calculate revenue per procedure by dividing our revenue from disposable products, which includes our balloon sinus dilation products, Fiagon disposable products, XeroGel Cyclone, light fibers and surgical procedure packs, by the number of balloon sinus dilation devices sold during the quarter. We believe the number of balloon sinus dilation devices sold during a quarter is a reasonable proxy for the number of balloon procedures performed in the quarter. Since a balloon sinus dilation procedure often results in revenue from the sale of not just balloon devices, but also other ancillary disposable products used in a balloon procedure, we include in the revenue from disposable products, revenue from the ancillary disposable products noted above in addition to balloon devices.

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

We have a diverse customer base of ENT physicians, hospitals and ASCs, with no single customer accounting for more than 5% of our revenue during the nine months ended September 30, 2016. Our customers are generally reimbursed by certain governmental and private health insurers for procedures using our products pursuant to reimbursement codes specific to the setting of the procedure. Our revenues are dependent upon the future market acceptance and adoption of our existing and new products, appropriate pricing and adequate level of coverage or reimbursement for procedures using such products.

We manufacture and assemble all of our proprietary products, other than XeroGel at our facility in Plymouth, Minnesota with components supplied by external suppliers. XeroGel continues to be manufactured in Hayward, California. We increased the size of our Plymouth facility in February 2016 by approximately 19,700 square feet to a total of approximately 52,000 square feet. As of September 30, 2016, our manufacturing organization included 36 people. We expect the capacity of our current facilities to be able to meet expected demand through the end of 2020.

For the three months ended September 30, 2016, we generated revenue of $17.9 million and had a net loss of $9.5 million compared to revenue of $14.8 million and a net loss of $6.1 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016, we generated revenue of $53.5 million and had a net loss of $21.4 million compared to revenue of $43.5 million and a net loss of $13.3 million for the nine months ended September 30, 2015. We expect to continue to incur operating losses through 2017 as we intend to continue to expend resources to expand our organization to support planned sales growth and expansion while also continuing to invest in the development of next-generation products and new products for the ENT market. As of September 30, 2016, we had an accumulated deficit of $143.5 million. Our primary sources of capital to date have been from sales of our products, net proceeds from our February 2015 initial public offering, or IPO, of approximately $81.0 million, after deducting underwriting discounts and commissions and offering expenses, private placements of our convertible preferred securities and amounts borrowed under our credit facility. We operate in one reporting segment.

Components of Our Results of Operations

Revenue

We derive a significant portion of our revenue from the sale of our XprESS family of products to ENT physicians, hospitals and ASCs. We also derive revenue from the sale of Fiagon IGS products for which we are the exclusive distributor in the United States and Canada, additional sinus surgery products and the sale of XeroGel. Our revenue growth has been driven by, and we expect our revenue to continue to increase in the future as a result of, the introduction of new products, increased physician awareness of our products, the clinical efficacy of stand-alone balloon sinus dilation and increasing insurance coverage for balloon sinus dilation procedures. Any reversal in these trends could have a negative impact on our future revenue. In addition, we have expanded our sales and marketing infrastructure to help us drive and support revenue growth and we intend to continue this expansion. Our revenue has fluctuated, and we expect our revenue to continue to fluctuate, from quarter to quarter, as well as within each quarter, due to a variety of factors, including seasonality, new product introductions, competitor product introductions, associated physician evaluations and competitor pricing changes.

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

Cost of Goods Sold and Gross Margin

Cost of goods sold for products we manufacture consists primarily of material costs, manufacturing overhead costs and direct labor. A significant portion of our cost of goods sold consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. Cost of goods sold for products we manufacture and assemble also includes depreciation expense for production equipment, shipping costs and royalty expense related to our licensing agreement with Acclarent, Inc. that is payable in connection with sales of substantially all of our manufactured products. For those products we sell as a distributor, our cost of goods sold consists primarily of transfer price. We expect cost of goods sold to increase in absolute dollars primarily as, and to the extent, our revenue grows.

We calculate total gross margin as gross profit divided by total net revenue. Our gross margin has been, and we expect will continue to be, affected by a variety of factors, including product sales mix, geographic mix and prices, new products, the impact of distributor relationships, which generally result in lower gross margins, production volumes, manufacturing costs and product yields and, to a lesser extent, the implementation of cost-reduction strategies. As a result of product mix and distributor relationships, our gross margin may decrease over time. Our gross margin may also decrease as we introduce new products to the market until we improve efficiencies over time.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of compensation for personnel, including base salaries and variable compensation associated with sales results, spending related to marketing, reimbursement and customer service functions, and stock-based compensation expense. Other selling and marketing expenses include training, travel expenses, promotional activities, conferences, trade shows and consulting services. We expect selling and marketing expenses to continue to increase in absolute dollars as we expand our commercial infrastructure to both drive and support our planned growth in revenue.

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of engineering, product development, clinical studies to develop and support our products, regulatory expenses, consulting services, materials, depreciation and other costs associated with products and technologies in development and next-generation versions of current devices. These expenses include compensation for personnel, including base salaries and bonus compensation, supplies, materials, quality assurance expenses allocated to R&D programs, consulting, related travel expenses and facilities expenses, in each case related to R&D programs. Clinical expenses include clinical trial management and monitoring, payments to clinical investigators, data management and travel expenses and the cost of manufacturing products for clinical trials. We expect R&D expenses to increase over time, as increases in expenses related to developing, enhancing and commercializing new products and technologies will be only partially offset by the timing and extent of expenses relating to clinical studies. We expect R&D expenses as a percentage of revenue to vary over time depending on the level and timing of initiating new product development efforts as well as our clinical development activities.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for personnel, including base salaries and bonus compensation, spending related to finance, information technology, human resource functions and stock-based compensation expense. Other general and administrative expenses include consulting expenses, travel expenses, credit card processing fees, professional services fees, audit fees, insurance costs and general corporate expenses, including allocated facilities-related expenses. We expect general and administrative expenses to continue to increase in absolute dollars as we expand our commercial infrastructure to both drive and support our planned growth in revenue. We also expect to continue to incur legal, accounting, insurance and other professional service fees associated with being a public company, which may increase further when we are no longer able to rely on the “emerging growth company” exemption we are afforded under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU 2014-09, Revenue from Contracts with Customers. This standard will eliminate the transaction and industry specific revenue recognition guidance under current U.S. GAAP and replace it with a principles-based approach for determining revenue recognition. The new guidance is effective for annual and interim periods beginning after December 15, 2017. We are in the process of evaluating the impact of this standard on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance, which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. A company should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, a company is required to comply with the applicable disclosures for a change in an accounting principle. The guidance only affects the presentation of debt issuance costs in the balance sheet and has no impact on results of operations. We adopted ASU 2015-03 starting on January 1, 2016 and reclassified debt issuance costs from long-term assets to long-term debt. Debt issuance costs included in long-term debt in the accompanying financial statements were $0.1 million and $0.2 million at September 30, 2016 and December 31, 2015, respectively.

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

In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations - Reporting Revenue Gross versus Net. This ASU clarifies the revenue recognition implementation guidance for preparers on certain aspects of principal versus agent consideration. The amendments in this ASU are effective for annual periods beginning after December 15, 2017 and for interim periods therein. We are in the process of evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years; the ASU allows for early adoption as of the beginning of an interim or annual reporting period beginning after December 15, 2018. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statements of Cash Flows – Classifications of Certain Cash Receipts and Cash Payments, to clarify how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years; the ASU allows for early adoption. We are currently assessing the impact that this standard will have on our consolidated financial statements.

Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenue	$17,880	$14,804	$3,076	21%	$53,512	$43,497	$10,015	23%
Cost of goods sold	4,648	3,431	1,217	35%	13,107	9,728	3,379	35%
Gross profit	13,232	11,373	1,859	16%	40,405	33,769	6,636	20%
Gross margin	74%	77%			76%	78%
Operating expenses
Selling and marketing	15,364	12,308	3,056	25%	41,857	32,010	9,847	31%
Research and development	2,047	1,392	655	47%	5,832	4,000	1,832	46%
General and administrative	4,807	3,230	1,577	49%	12,594	9,120	3,474	38%
Total operating expenses	22,218	16,930	5,288	31%	60,283	45,130	15,153	34%
Loss from operations	(8,986)	(5,557)	(3,429)	62%	(19,878)	(11,361)	(8,517)	75%
Other expense, net	(499)	(514)	15	(3)%	(1,500)	(1,926)	426	(22)%
Loss before income tax expense	(9,485)	(6,071)	(3,414)	56%	(21,378)	(13,287)	(8,091)	61%
Income tax expense	(34)	—	(34)	(100)%	(34)	—	(34)	(100)%
Net loss	$(9,519)	$(6,071)	$(3,448)	57%	$(21,412)	$(13,287)	$(8,125)	61%

Comparison of the Three and Nine Months ended September 30, 2016 and 2015

Revenue

Revenue increased $3.1 million, or 21%, to $17.9 million during the three months ended September 30, 2016, compared to $14.8 million during the three months ended September 30, 2015. Revenue increased $10.0 million, or 23%, to $53.5 million during the nine months ended September 30, 2016, compared to $43.5 million during the nine months ended September 30, 2015. The growth in revenue for both periods was primarily attributable to sales of new products and an increase in sales of our XprESS family of products through broader account penetration, both in the office and the operating room.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $1.2 million, or 35%, to $4.6 million during the three months ended September 30, 2016, compared to $3.4 million during the three months ended September 30, 2015. Cost of goods sold increased $3.4 million, or 35%, to $13.1 million during the nine months ended September 30, 2016, compared to $9.7 million during the nine months ended September 30, 2015. The increase in cost of goods sold for both periods was primarily attributable to one-time start-up costs related to the XeroGel acquisition. Cost of goods sold also increased due to sales of new products and growth in sales of our XprESS family of products.

Gross margin decreased during the three and nine months ended September 30, 2016, compared to the prior periods due to one- time start-up costs related to the XeroGel acquisition, product mix, continued geographic expansion, as well as the expanded capacity for anticipated future growth.

Selling and Marketing Expenses

Selling and marketing expenses increased $3.1 million, or 25%, to $15.4 million during the three months ended September 30, 2016, compared to $12.3 million during the three months ended September 30, 2015. This increase was primarily attributable to a $2.7 million increase in salaries, benefits, stock-based compensation expense, travel expenses and other employee-related expenses as a result of increased headcount in our sales and marketing organizations and a $0.4 million increase in other selling and marketing expenses.

Selling and marketing expenses increased $9.9 million, or 31%, to $41.9 million during the nine months ended September 30, 2016, compared to $32.0 million during the nine months ended September 30, 2015. This increase was primarily attributable to a $7.8 million increase in salaries, benefits, stock-based compensation expense, travel expenses and other employee-related expenses as a result of increased headcount in our sales and marketing organizations and a $2.1 million increase in other selling and marketing expenses.

Research and Development Expenses

R&D expenses increased $0.7 million, or 47%, to $2.0 million during the three months ended September 30, 2016, compared to $1.4 million during the three months ended September 30, 2015. This increase was primarily due to a $0.4 million increase in compensation and other employee-related expenses related to increased headcount.

R&D expenses increased $1.8 million, or 46%, to $5.8 million during the nine months ended September 30, 2016, compared to $4.0 million during the nine months ended September 30, 2015. This increase was primarily due to a $1.1 million increase in compensation and other employee-related expenses related to increased headcount.

General and Administrative Expenses

General and administrative expenses increased $1.6 million, or 49%, to $4.8 million during the three months ended September 30, 2016, compared to $3.2 million during the three months ended September 30, 2015. This increase was primarily due to a $0.8 million increase in salaries, stock-based compensation expense, benefits and other employee-related expenses related to increased headcount. Legal and business development expenses were $0.7 million and a $0.1 million increase in other general and administrative expenses account for the remaining increase.

General and administrative expenses increased $3.5 million, or 38%, to $12.6 million during the nine months ended September 30, 2016, compared to $9.1 million during the nine months ended September 30, 2015. This increase was primarily due to a $1.8 million increase in salaries, stock-based compensation expense, benefits and other employee-related expenses related to increased headcount. Legal and business development expenses were $1.2 million and a $0.5 million increase in other general and administrative expenses account for the remaining increase.

Other Expense, Net

Other expense, net, decreased 3% during the three months ended September 30, 2016, compared to the three months ended September 30, 2015. This decrease was primarily due to increased interest income.

Other expense, net, decreased $0.4 million, or 22%, to $1.5 million during the nine months ended September 30, 2016, compared to $1.9 million during the nine months ended September 30, 2015. This decrease was primarily due to the final revaluation of the preferred stock warrant liability in February 2015 in connection with the completion of the IPO.

Liquidity and Capital Resources

Overview

As of September 30, 2016, we had cash and cash equivalents of $15.2 million and short-term investments of $24.0 million and an accumulated deficit of $143.5 million, compared to cash and cash equivalents of $28.5 million, short-term investments of $38.2 million and an accumulated deficit of $122.1 million as of December 31, 2015. Our primary sources of capital have been from product sales, net proceeds from our IPO, and before our IPO private placements of our convertible preferred securities, and amounts borrowed under our credit facility. As of September 30, 2016, we had $20.0 million of outstanding borrowings and no availability of unused credit under our credit facility.

We believe that our existing cash and cash equivalents, short-term investments and anticipated revenue will be sufficient to meet our anticipated capital requirements and fund our operations into 2018. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources faster than we anticipated. If our current capital sources are insufficient to satisfy our liquidity requirements, or if we choose to take advantage of new product and market opportunities to expand our business and increase our revenues, we may sell additional equity or debt securities, or refinance, restructure, or enter into a new credit facility.

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

Cash Flows

	Nine Months Ended
	September 30,
(in thousands)	2016	2015
Net cash (used in) provided by:
Operating activities	$(13,283)	$(7,901)
Investing activities	(312)	(68,111)
Financing activities	372	81,234
Net (decrease) increase in cash and cash equivalents	$(13,223)	$5,222

Net Cash Used in Operating Activities

During the nine months ended September 30, 2016, net cash used in operating activities was $13.3 million, consisting primarily of a net loss of $21.4 million, offset partially by a decrease in net operating assets of $2.2 million and non-cash charges of $5.9 million. The decrease in net operating assets was primarily due to increases in accrued expenses and accounts payable due to the growth in our sales organization partially offset by increases in inventories and accounts receivables. Non-cash charges consisted primarily of stock-based compensation expense, depreciation and amortization, the accretion of the final payment fee on our credit facility, the amortization of premium on investments and deferred rent.

During the nine months ended September 30, 2015, net cash used in operating activities was $7.9 million, consisting primarily of a net loss of $13.3 million, offset by a decrease in net operating assets of $2.0 million and non-cash charges of $3.4 million. The decrease in net operating assets was primarily due to decreases in deferred offering costs due to completion of our IPO and an increase in accrued liabilities due to the growth in our sales organization, offset by increases in accounts receivable and other current assets. Non-cash charges consisted primarily of stock-based compensation expense, depreciation, the change in fair value of convertible preferred stock warrants, amortization of premium on investments and the accretion of the final payment fee on our credit facility.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2016, net cash used in investing activities was $0.3 million, consisting of $11.0 million used for consideration for the XeroGel acquisition, purchases of short-term investments of $32.2 million and the purchase of property and equipment of $3.5 million, partially offset by proceeds from short-term investment maturities of $46.3 million.

During the nine months ended September 30, 2015, net cash used in investing activities was $68.1 million, consisting of purchases of short-term investments of $111.1 million and the purchase of property and equipment of $2.6 million, partially offset by proceeds from short-term investment maturities of $45.6 million.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2016, net cash provided by financing activities was $0.4 million, consisting of proceeds from common stock purchases under our employee stock purchase plan and the exercise of stock options.

During the nine months ended September 30, 2015, net cash provided by financing activities was $81.2 million consisting of net proceeds from the IPO of approximately $81.0 million and the remaining amount was primarily from proceeds from the exercise of stock options.

Credit Facility

We have a credit facility with Oxford Finance LLC under the terms of an amended and restated loan and security agreement, which was amended most recently in May 2015. On March 30, 2015, we entered into an amendment to the credit facility, changing our obligation to deliver consolidated financial statements from monthly to quarterly, so long as we are required to make periodic filings with the Securities and Exchange Commission, or SEC. On May 19, 2015, we entered into an amendment to the credit facility changing our obligations related to foreign subsidiaries. Under the credit facility, we could borrow up to a total of $25.0 million in three tranches at a fixed interest rate of 9.40%. The first tranche of $15.0 million was borrowed in December 2013, a portion of which was used to refinance the $7.5 million previously outstanding under the credit facility. The second tranche of up to $5.0 million was available through December 31, 2014, of which all was borrowed. The third tranche of up to $5.0 million was available at any time through December 31, 2015, subject to certain trailing six-month revenue milestones. Although the specified revenue milestones for the third tranche were achieved, we elected not to borrow the additional funds. The credit facility matures and all amounts borrowed thereunder become due and payable on December 1, 2018. As a result of achieving certain funding and revenue milestones provided for in the credit facility in December 2015, we were permitted to extend the interest-only period of the credit facility through January 2017. Beginning February 2017, we are required to make 23 equal monthly payments of principal and interest in the amount of approximately $1.0 million each.

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

Our obligations under the credit facility are secured by a first priority security interest in substantially all of our assets, other than our intellectual property. We have agreed not to pledge or otherwise encumber our intellectual property assets, except for permitted liens, as such terms are defined in the credit facility and except as otherwise provided for in the credit facility. The credit facility contains no financial covenants, and we were in compliance with its affirmative and restrictive covenants as of September 30, 2016.

As of September 30, 2016, we had $20.0 million of debt outstanding and no availability of unused credit under the credit facility.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, other than the new policies and estimates described below, which have become critical accounting policies and estimates for us as a result of the XeroGel acquisition.

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

Goodwill Impairment Policy

We chose November 1 as the date to assess our annual goodwill for any impairment in order to closely align with the timing of our annual planning process. On an annual basis, or more frequently upon the occurrence of certain events, we will test for goodwill impairment using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit. If based on qualitative factors, it is more likely than not that the fair value of the reporting unit is less than the carrying amount of the reporting unit, then we are required to perform the next step of the goodwill impairment test. The second step is to identify a potential impairment by comparing the calculated fair value of a reporting unit with its carrying amount. The fair value of a reporting unit is determined based on a discounted cash flow analysis and further analyzed using other methods of valuation. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections. In addition, an assumed terminal value is used to project future cash flows beyond base years. Assumptions used in our impairment testing will be consistent with our internal forecasts and operating plans. Our discount rate will be based on our debt and equity balances, adjusted for current market conditions and investor expectations of return on our equity. If the fair value of a reporting unit exceeds its carrying amount, there will be no impairment. If the calculated fair value is less than the carrying value, the third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its carrying amount. To the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, a write-down of the reporting unit’s goodwill would be necessary.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet partnerships, arrangements or other relationships with unconsolidated entities or others, often referred to as structured finance or special-purpose entities that are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

The following table sets out, as of September 30, 2016, our contractual obligations due by period:

Payments Due by Period
	Less Than	1-3	3-5	More Than
	1 Year	Years	Years	5 Years	Total
(in thousands)
Debt obligations (1)	$ 6,553	$ 14,877	$ —	$ —	$ 21,430
Operating lease obligations (2)	448	779	682	—	1,909
Total	$ 7,001	$ 15,656	$ 682	$ —	$ 23,339

(1)

The total amount outstanding under the credit facility was $20.0 million at September 30, 2016.  Assumes a 23-month amortization period for repayment of the debt.  The total debt amount is inclusive of the final payment fee of 7.15% due with the final payment. As of September 30, 2016 and December 31, 2015, we have accrued $0.8 million and $0.5 million in “Other non-current liabilities” in the consolidated balance sheets.

(2)

We currently lease our headquarters and manufacturing facilities in Plymouth, Minnesota under leases that expire in June 2021.  In connection with the XeroGel acquisition, we assumed a lease for a facility, which expires in August 2017, in Hayward, California at which XeroGel is manufactured.

In June 2016, we entered into an Amended and Restated Fiagon NA Distribution Agreement (the “Distribution Agreement”) with Fiagon NA Corporation (“Fiagon”) in which we were granted exclusive distribution rights in the U.S. and Canada for Fiagon Image Guidance Systems (“Fiagon IGS”) and certain components, parts and related ancillary products i) to hospitals, ii) to ENT physicians in the office, clinic, and surgery centers, and iii) under ENT healthcare system contracts. The terms of the Distribution Agreement require us to purchase minimum quantities of Fiagon IGS and certain other disposable products through August 9, 2020 in order for the Company to retain exclusive distribution rights.

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

Credit Risk

As of September 30, 2016, our cash and cash equivalents were maintained with financial institutions in the United States and United Kingdom, and our current deposits at certain of these institutions are likely in excess of insured limits. Our short-term investments are made in accordance with our investment policies, which limit the type and amount of our investments in order to limit our credit risk.

Our accounts receivable primarily relate to revenue from the sale of our XprESS family of products and other products to hospitals, ASCs and physician offices. For the three and nine months ended September 30, 2016, no single customer represented more than 5% of our revenue.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 25, 2016, we identified important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q. Other than the four revised or new risk factors below, there has been no material change in our risk factors subsequent to the filing of our Annual Report. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

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

In the second quarter of 2015, we established a subsidiary in the United Kingdom and started the process of selling our products in certain European countries using a combination of direct sales representatives and a network of independent distributors. International sales potentially subject us to a number of risks, including:

•	training of third parties on our products and the procedures in which they are used;
•	reduced protection for intellectual property rights;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	international regulators and third-party payors may require additional clinical studies prior to approving or allowing reimbursement for our products;
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

Furthermore, on June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” As a result of the referendum, negotiations are expected to commence to determine the future terms of the United Kingdom’s relationship with the European Union, including the terms of trade between the United Kingdom and the European Union. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on the movement of goods and people between the United Kingdom and European Union countries and increased regulatory complexities, which could affect our ability to sell our products in certain European Union countries through our subsidiary in the United Kingdom. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British pound and Euro. In addition, other European countries may seek to conduct referenda with respect to continuing membership with the European Union. We do not know to what extent these changes will impact our business. These possible effects of Brexit, and others that we cannot anticipate, could adversely affect our business, operations and financial results.

We recently acquired and entered into an exclusive license for the XeroGel™ assets with CogENT Therapeutics, LLC. We may be unable to successfully integrate this acquisition in a cost-effective and non-disruptive manner. In addition, acquisitions are risky and may harm our business and operating results.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and advances in technologies. Accordingly, we have pursued and may continue to pursue acquisitions of, or joint ventures relating to, complementary businesses, products or technologies instead of developing them ourselves. Our ability to grow through acquisitions will depend, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions; our ability to compete effectively for acquisition candidates; and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. Although we recently completed the XeroGel acquisition described below, we do not know if we will be able to successfully complete any future acquisitions or joint ventures. In June 2016, we acquired and entered into an exclusive license for the XeroGel assets with CogENT Therapeutics, LLC. In connection with the acquisition, we became the manufacturer of XeroGel and will continue to market and sell XeroGel to hospitals, offices and ambulatory surgery centers. There are risks and uncertainties involved in this recent acquisition and any future acquisitions we may complete including:

•	the integration may take longer, be more difficult, time-consuming or costly to accomplish than expected;
•	business disruption and distraction after the transaction, including adverse effects on employee retention;
•	diversion of management's attention;
•	inability to effectively manage our expanded operations;
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

Hospital, physician and other healthcare provider customers, including ambulatory surgery center, or ASC, customers that purchase our products typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our products are used and bill patients for any deductibles or co-payments. In the hospital and ASC settings, our products are often used in a hybrid procedure in conjunction with traditional FESS. Because there is often no separate reimbursement for supplies used in surgical procedures, and with respect to FESS, no separate reimbursement for balloon sinus dilation, the additional cost associated with the use of our products in these settings can impact the profit margin of the hospital or surgery center where the hybrid procedure is performed. Some of our target customers may be unwilling to adopt our products in light of the additional associated cost. Further, any decline in the amount payors are willing to reimburse our customers for balloon sinus dilation procedures in either the office or facility setting could make it difficult for existing customers to continue using or to adopt our products and could create additional pricing pressure for us. Medicare has issued a final rule on the Hospital Outpatient Prospective Payment System (OPPS) for 2017 which includes a reduction of payments for certain outpatient procedures performed in the hospital when FESS is performed on more than two sinuses. The result is to bundle payments for multi-sinus surgery regardless of the number of sinuses being treated. On average we expect most hospitals will experience a reduction in Centers for Medicare and Medicaid Services (CMS) reimbursement depending on the number of sinuses being treated. As a result of this final rule, the portion of our business in which we sell to a hospital may suffer. If we are forced to lower the price we charge for our products, our gross margins will decrease, which will materially adversely affect our business.

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

Further, we believe that future coverage and reimbursement may be subject to increased restrictions and payment reductions, such as additional preauthorization requirements, adoption by private health insurance companies of lower payments related to the 2017 CMS Hospital Outpatient Payment Rule converting Medicare patients undergoing FESS procedures performed in the hospital on more than two sinuses, transitioning hospital outpatient payments for FESS to comprehensive APCs (C-APC) per the 2017 CMS Hospital Outpatient Payment Rule thereby lowering average reimbursement levels for Medicare patients and tightening coverage criteria by commercial and governmental payors in the Unites States. Third-party coverage and reimbursement for procedures using our products or any of our products in development for which we may receive regulatory approval may not be available or adequate in either the United States or international markets, which could have an adverse impact on our business.

We recently received a Form 483 from the FDA. This could lead to a warning letter, which could have a material adverse effect on our business.

In September 2016, following an inspection of certain documentation relating to our prospective, multicenter study of children with chronic rhinosinusitis treated with the XprESS™ Multi-Sinus Dilation System, the FDA issued a Form 483, List of Inspectional Observations, identifying two observations. The first observation relates to not obtaining FDA and Institutional Review Board (IRB) approval for changes to an investigational plan and the second observation relates to not ensuring prompt compliance with the study protocol by clinical investigators. These observations relate to study deviations which occurred when some physicians decided to treat sinuses outside of the scope of the study protocol due to medical necessity thereby avoiding the need for a follow-on procedure.  Following our receipt of the Form 483, we implemented and completed corrective and preventive actions to fully address the FDA observations, and we provided written responses to the FDA detailing these corrective and preventive actions completed. The outcome of this matter is presently uncertain. We cannot assure you that the FDA will conclude that our corrective and preventive actions are adequate to address the observations. If the FDA is not satisfied, they may issue a warning letter to us, which could have a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2016, we did not sell any equity securities of ours that were not registered under the Securities Act of 1933, as amended.

Use of Proceeds

On January 28, 2015, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-201237), as amended, filed in connection with our initial public offering. Pursuant to the Registration Statement, as well as the Registration Statement on Form S-1 (File No. 333-201741) filed on January 28, 2015 to register additional securities, we issued and sold an aggregate of approximately 5.3 million shares of our common stock at a price to the public of $17.00 per share (including approximately 0.7 million shares sold pursuant to an option granted to the underwriters).The offering commenced as of January 28, 2015 and did not terminate before all of the securities registered in the Registration Statements were sold on February 3, 2015. The syndicate of underwriters was led by Merrill Lynch, Pierce, Fenner & Smith Incorporated and Piper Jaffray & Co. as joint book-running managers and William Blair and Canaccord Genuity acted as co-managers. We raised approximately $81.0 million in net proceeds after deducting $6.3 million in underwriting discounts and commissions and $2.7 million in other offering expenses. As of September 30, 2016, we have used approximately $31.1 million of the proceeds from our IPO to fund product development and clinical research expenses, sales, marketing, working capital and general corporate purposes and $11.0 million of such proceeds to pay the XeroGel acquisition purchase price. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses and to non-employee directors as compensation for board committee service. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated January 28, 2015, filed with the SEC pursuant to Rule 424(b).

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

ENTELLUS MEDICAL, INC.

Date: November 4, 2016	By:	/s/ Robert S. White
Robert S. White
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2016	By:	/s/ Brent A. Moen
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

**Furnished herewith