Form 10-K
period 2016-12-31
ENTELLUS MEDICAL INC
filed 2017-02-22
CIK 1374128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $137.3 million based on the closing price of the registrant’s common stock of $18.27 as reported on the Nasdaq Global Market on that date. Shares of common stock held by each executive officer, director, and holder of more than 10% of the registrant’s common stock have been excluded from this calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2017, there were 21,877,702 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2017 Annual Meeting of Stockholders expected to be held on June 13, 2017 are incorporated by reference into Part III of this report.

ENTELLUS MEDICAL, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2016

As used in this report, the terms “we,” “us,” “our,” “Entellus Medical,” “Entellus” and the “Company” mean Entellus Medical, Inc. and our consolidated wholly-owned subsidiary, unless the context indicates another meaning.

PART I

Cautionary Note Regarding Forward-Looking Statements

Except for historical information, the matters discussed in or incorporated by reference into this Annual Report on Form 10-K are forward looking statements that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements under the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated or indicated in any forward-looking statements as a result of various factors, including those set forth in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” Readers should also carefully review the risk factors described in the other documents that we file from time to time with the Securities and Exchange Commission, or the SEC. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. The forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements related to:

•	estimates of our annual total addressable market, future revenue, expenses, capital requirements and our needs for additional financing;
•	the implementation of our business model and strategic plans for our products, technologies and businesses;
•	competitive companies and technologies and our industry;
•	our ability to manage and grow our business by expanding our sales to existing customers, introducing our products to new customers and expanding into new territories;
•	third-party payor reimbursement and coverage decisions;
•	our ability to establish and maintain intellectual property protection for our products or avoid claims of infringement;
•	extensive government regulation;
•	the timing or likelihood of regulatory filings and approvals or other regulatory actions;
•	our ability to hire and retain key personnel;
•	the volatility of the trading price of our common stock;
•	our need and ability to obtain additional financing in the future, on favorable terms or at all;
•	our expectations regarding the use of proceeds from our initial public offering and our recent public offering; and
•	our expectations about market trends.

Forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Factors that may cause actual results to differ materially from current expectations include, among other things, those described in the section entitled “Risk Factors” and elsewhere in this Annual Report. Readers are urged to consider these factors carefully in evaluating these forward-looking statements. These forward-looking statements speak only as of the date of filing of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Item 1.	Business

Overview

We are a medical technology company focused on delivering superior patient and physician experiences through products designed for the minimally invasive treatment of chronic and recurrent sinusitis in both adult and pediatric patients. Our platform of products provides effective and easy-to-use solutions designed to simplify everything from diagnosis and patient selection, to complex case revisions and post-operative care. Our three core product lines, XprESS Multi-Sinus Dilation Systems, MiniFESS Surgical Instruments, and FocESS Imaging & Navigation, are designed to enable ear, nose and throat, or ENT, physicians to conveniently and comfortably perform a broad range of procedures in the ENT physician office and to simplify operating room-based treatment. When used as a stand-alone therapy in the physician’s office, our XprESS balloon sinus dilation products are the only devices proven in a sufficiently powered prospective, multicenter, randomized, controlled trial to be as effective as functional endoscopic sinus surgery, or FESS, the primary surgical treatment for chronic and recurrent sinusitis. Patients treated with our products in this trial in the ENT physician office also experienced faster recovery, less bleeding at discharge, less use of prescription pain medication and fewer post-procedure debridements than patients receiving FESS. We estimate that physicians have treated over 150,000 patients with our XprESS products since the launch of the first XprESS product in February 2010.

Our addressable patient population consists of a portion of patients who undergo FESS, as well as patients who fail medical management but do not undergo sinus surgery. We estimate the annual total addressable market for our products in the United States is approximately 690,000 patients, which, based on our estimate of the average revenue per procedure in the balloon sinus dilation market, represents an annual market opportunity of approximately $1.0 billion.

We believe our minimally invasive balloon sinus dilation devices and additional sinus surgery products sold by us have facilitated a shift towards office-based treatment of chronic and recurrent sinusitis patients who are candidates for sinus surgery in the operating room. We believe this shift has been facilitated by our technology and clinical data, as well as procedure economics that are favorable to the healthcare system, patient and provider. Our XprESS family of products is used to treat patients with inflammation of the frontal, ethmoid, sphenoid and maxillary sinuses and is specifically designed for ease-of-use in the ENT physician office setting. Our XprESS family of products includes our XprESS Pro device, our XprESS LoProfile device and our XprESS Ultra device. We derive a significant portion of our revenue from our XprESS family of products. Our research and development efforts are focused primarily on enhancing our XprESS family of products and broadening their indications for use, as well as developing new, related products.

Product development and innovation are an important part of our strategy. In November 2015, we received clearance from the U.S. Food and Drug Administration, or the FDA, for a pediatric indication for our XprESS Multi-Sinus Dilation System, thereby expanding the patient population to include treatment of maxillary sinuses in patients two years and older, and treatment of the frontal and sphenoid sinuses in patients 12 years and older. We believe we are the only company to have received FDA clearance for balloon sinus dilation to treat the frontal and sphenoid sinuses in adolescents.

In 2016, we acquired and entered into an exclusive license for XeroGel nasal packing material, and we now manufacture and sell XeroGel product to hospitals, physician offices and ambulatory surgery centers, or ASCs. Prior to this transaction, we were the exclusive distributor of XeroGel nasal packing material in the United States. Also in 2016, we introduced several new products, including sterilization trays, Fiagon accessories, and, in the third quarter, our Cyclone Sinonasal Suction and Irrigation System. In the fourth quarter of 2016, we initiated limited launches of our Entellus Medical Shaver System and our FocESS Wireless High Definition (HD) Camera System and completed full launches of both products in the first quarter of 2017.

We have a diverse customer base of ENT physicians, hospitals and ASCs, with no single customer accounting for more than 5% of our revenue during the year ended December 31, 2016. Our customers are generally reimbursed by governmental and private health insurers for procedures using our products pursuant to reimbursement codes specific to the procedure and the setting. In November 2016, Medicare issued a final rule on the Hospital Outpatient Prospective Payment System, or OPPS, for 2017 which includes a reduction of payments for certain outpatient procedures performed in the hospital when FESS is performed on more than two sinuses. The result is to bundle payments for multi-sinus surgery regardless of the number of sinuses being treated. On average, we expect most hospitals will experience a reduction in Centers for Medicare and Medicaid Services, or CMS, reimbursement because the average number of sinuses being treated is more than two. As of December 2016, third-party payor insurance coverage for stand-alone balloon sinus dilation procedures is available for an estimated 230 million persons in the United States, which represents 80% of covered lives.

In December 2016, the National Institute for Health and Care Excellence, or NICE, provided positive guidance for use of our XprESS Multi-Sinus Dilation System in the United Kingdom, recommending it for use in patients with uncomplicated chronic sinusitis who do not have severe nasal polyposis. In these patients, NICE has asserted that, in comparison with FESS, our XprESS Multi-Sinus Dilation System works as well, is associated with faster recovery times and can more often be performed under local anesthesia. NICE provides evidence-based guidance and advice to the National Health Service in England and other public health and social care services to improve health and social care. The NICE guidance is specific to the XprESS Multi-Sinus Dilation System and does not extend to any other balloon sinus dilation technology. NICE estimates that, by adopting our technology, the National Health Service in England may save up to £7.4 million per year by 2020.

We currently sell our products through a direct sales force in the United States and United Kingdom and through international distributors in over 10 countries. As of December 31, 2016, we employed a total of 90 full quota-carrying representatives. We expect to continue to expand our sales force and staffing to further penetrate the sinusitis market. We also intend to continue to increase our presence outside the United States through expansion of our United Kingdom sales force and the addition of distributors. Financial information about our revenues from and assets located in foreign countries is included in Note N of our consolidated financial statements.

Overview of Sinusitis and the Market

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

We estimate the annual total addressable market for our products in the United States is approximately 690,000 patients, which, based on our estimate of the average revenue per procedure in the balloon sinus dilation market, represents an annual market opportunity of approximately $1.0 billion. Our addressable patient population consists of a portion of patients who undergo FESS, as well as patients who fail medical management but do not undergo sinus surgery. We believe that out of the adult patients aged 18 and over in the United States who are expected to undergo FESS procedures in 2016, approximately 55% are well-suited for office-based balloon treatment because they present with uncomplicated sinusitis and do not require a septoplasty procedure to correct a severely deviated septum and approximately 30% are well-suited for treatment with a hybrid balloon sinus dilation procedure in the operating room along with a FESS procedure due to the location and nature of their sinusitis. In addition, we believe that approximately 85% of the patients who fail medical management but do not undergo FESS represent a significant market opportunity, as these patients currently avoid sinus surgery, seek a non-surgical alternative procedure to FESS after fewer episodes of failed medical management, or are increasingly referred by primary care physicians to ENT physicians for their chronic sinusitis. We estimate this current market opportunity to be approximately 160,000 patients annually in the United States, and believe that patient population will increase and be amenable to balloon sinus dilation as the number of physicians trained on procedures and clinical evidence supporting the benefits of office-based balloon sinus dilation continues to grow.

Sinuses are air-filled pockets within the bones of the face and skull. The four types of sinuses are frontal, ethmoid, sphenoid and maxillary. One of each type of sinus lies on each side of the face.

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

Current Treatments for Sinusitis and their Limitations

The treatment of sinusitis is progressive in nature and involves therapies that attempt to achieve the most effective solution in the least invasive manner. Treatment typically begins with medical management, and if this is unsuccessful, an ENT physician may perform FESS or a balloon sinus dilation procedure to treat both symptoms and obstruction of the sinus drainage pathways.

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

Balloon Sinus Dilation

Balloon sinus dilation was developed to provide patients with a minimally invasive, long lasting treatment alternative that was more effective than medical management, at least as safe and efficacious as FESS and that preserves sinus mucosa and future treatment options. By employing balloon sinus dilation as a non-surgical method to open blocked sinus pathways, balloon sinus dilation spares mucosa while increasing ventilation and mucus drainage, which preserves the natural function of the cilia and important natural anatomical structures, such as the uncinate process, which is a tissue bridge that prevents inhaled dust and bacteria from easily entering maxillary sinus ostia.

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

ENT physicians are increasingly treating more complicated sinusitis patients in the office with a procedure known as mini-FESS. This procedure combines office-based balloon sinus dilation of the obstructed sinus drainage pathways with limited excision of adjacent tissue, including polyp removal, removal of diseased ethmoid air cells, or reduction of enlarged turbinates. We expect the adoption of mini-FESS procedures will broaden the population of patients treatable with office-based balloon sinus dilation products, and will also facilitate use of our MiniFESS products, Fiagon Image Guidance System, or Fiagon IGS, Entellus Medical Shaver System and FocESS products. We believe this trend will be enhanced as ENT physicians prescribe on-label as well as off-label use of steroids in nasal irrigations to reduce polyp recurrence and promote healing following excision of sinus tissue.

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

Our Competitive Strengths

We are focused on the treatment of sinusitis, one of the most common medical conditions in the United States resulting in patient visits to physicians. We have a broad product line of minimally invasive technologies for diagnosing and treating sinusitis patients after failed medical management. Our platform of products provides effective and easy-to-use solutions and is designed to simplify everything from diagnosis and patient selection, to complex case revisions and post-operative care. Our products are intended to further transition the treatment of uncomplicated sinusitis from the operating room to the physician office setting. We believe our following competitive strengths will help drive further adoption of our products:

•

Focus on physician office treatment of sinusitis—We believe the majority of sinusitis patients who fail medical management can be treated in the physician office with a stand-alone, office-based balloon sinus dilation procedure. To facilitate the adoption of these procedures, we have focused our product development on creating diagnostic and treatment solutions that are effective, easy to perform and well-tolerated by an awake patient. We educate physicians about our clinical data, which demonstrates efficacy in a broad spectrum of patients who are well-suited for treatment in the ENT physician office setting and about the procedure economics that are favorable to the patient, provider and healthcare system.

•

Significant body of clinical data—We have developed a significant body of clinical data supporting the safety and effectiveness of our balloon sinus dilation products. We have sponsored one meta-analysis and eight clinical studies in which a total of 696 patients were treated with our products and followed to assess safety, and of which 538 patients were followed for an extended period of six, 12 or 24 months to assess long-term efficacy. Our clinical data shows clinically meaningful results across a broad set of clearly defined patient groups. Our REMODEL randomized trial demonstrated that when our balloon sinus dilation devices were used as a stand-alone therapy in the physician office setting, patients experienced similar efficacy rates, faster recovery times, less bleeding at discharge, less use of prescription pain medication and fewer post-procedure debridements than patients receiving FESS. Our XprESS Multi-Sinus Study further demonstrated the efficacy of our products in a broader population of chronic sinusitis patients. Additionally, one of the challenges associated with trans-nasal balloon treatment of the maxillary sinus is the lack of visualization of the ostia. We have completed a cadaver study that demonstrated our XprESS balloon sinus dilation device could consistently and effectively treat the maxillary ostia without puncturing tissue and creating a false channel into the sinus. We believe the data from the cadaver study is unique to our product and partially responsible for driving adoption of office-based balloon sinus dilation in treating maxillary sinuses, the sinus most commonly treated with FESS.

•

Competitive advantages over other balloon sinus dilation products—Our balloon sinus dilation products are intuitive and easy-to-use because they are placed into the diseased sinus like a sinus seeker, a tool commonly used by ENT physicians. Our XprESS family of devices provides depth markings and tactile feel with a controllable tip to allow a user to gently access the ostia and visualize the device insertion depth. Our XprESS products also have fewer components than other balloon sinus dilation products and come with a shaping tool that can bend our XprESS device so that a single device can be used to treat all diseased sinuses in a single procedure. For accessing the approach to the maxillary sinus, our XprESS Ultra provides a small profile, having a 1.5 millimeter diameter ball tip and an adjustable 135-degree angle, compared to a guide catheter used by our main competitor that is 107% larger in diameter and limited to a fixed 110-degree angle. Furthermore, in our XprESS devices, a slideable balloon is used, enabling the balloon to be kept out of the way when the device is advanced into a sinus opening, which allows the user to better visualize and enter the sinuses. Our XprESS products enable unique confirmation methods such as controlled excursion of trans-illuminated light to confirm entry into the frontal sinus, and for accessing the maxillary ostia, observation of the ball tip as it deflects or trans-illuminates the uncinate process, thereby enhancing the accuracy of sinus access. In addition, our XprESS Pro and LoProfile devices are both compatible with the Fiagon IGS, providing physicians an added method to confirm placement of the device in the sinuses. The Fiagon IGS offers a smaller footprint than traditional operating room-based image guidance systems, which we believe makes it ideally suited for adaptation to the ENT physician office. Our XprESS LoProfile and XprESS Ultra Multi-Sinus Dilation Systems provide further convenience for office users by having a self-contained, battery-powered light source, eliminating the need for a separate light cord or xenon lamp light source associated with competing product offerings.

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

•

Comprehensive and broad IP portfolio—As of December 31, 2016, we had 33 issued U.S. patents and 19 pending U.S. patent applications. Our intellectual property portfolio covers our current and anticipated future XprESS products with at least 13 issued U.S. patents, at least seven pending U.S. patent applications and multiple pending foreign applications.

XprESS device accessing the maxillary sinus with 135° bend angle and trans-illumination of the uncinate process

Our Products

We have a broad product line of minimally invasive technologies for diagnosing and treating sinusitis patients after failed medical management. Our platform of products provides effective and easy-to-use solutions and is designed to simplify everything from diagnosis and patient selection, to complex case revisions and post-operative care. Our products are intended to further transition the treatment of uncomplicated sinusitis from the operating room to the physician office setting. Our XprESS Multi-Sinus Dilation family of devices and related tools have been specifically designed to enable easy access to the sinus cavities under endoscopic visualization, and provide confirmation of sinus location and device placement using multiple methods. These products facilitate the access and dilation of blocked sinus ostia and pathways in order to reestablish proper mucus transport and drainage with retained ciliary function. When used as a stand-alone therapy in the physician’s office, our XprESS balloon sinus dilation products are the only devices proven in a sufficiently powered prospective, multicenter, randomized, controlled trial to be as effective as FESS, the primary surgical treatment for chronic and recurrent sinusitis. Patients treated with our products in this trial in the ENT physician office also experienced faster recovery, less bleeding at discharge, less use of prescription pain medication and fewer post-procedure debridements than patients receiving FESS. Our array of other products are aimed at assisting in the evaluation and diagnosis of sinusitis and tools to facilitate the treatment of sinusitis and related conditions, and include our Light Fibers, MiniFESS tools and surgical instruments, and FocESS Imaging & Navigation tools, including FocESS Sinuscopes and our recently launched Cyclone Sinonasal Suction and Irrigation System, Entellus Medical Shaver System and our FocESS Wireless High Definition (HD) Camera System. Finally, the Fiagon IGS that we distribute is suited for allowing treatment of more complex cases in the physician’s office, and our XeroGel nasal packing material aids in the post-operative healing process.

XprESS Multi-Sinus Dilation Product Family

Our XprESS Multi-Sinus Dilation family of products consists of our XprESS Pro device, our XprESS LoProfile device and our XprESS Ultra device. The XprESS LoProfile device and the XprESS Ultra device are always sold with our LED Light Fiber. All of these disposable devices open an obstructed or narrowed drainage pathway of a sinus cavity by means of trans-nasal balloon sinus dilation. These devices combine multiple functions in a hand-held, single, easy-to-use, cost-effective and minimally invasive device designed for efficient balloon sinus dilation procedures in the physician office or operating room. Our XprESS devices combine the features of balloon sinus dilation, suction, irrigation and light confirmation into a single-use device shaped to feel like a sinus seeker, a tool used regularly by ENT physicians to probe for sinus openings and drainage pathways. Our XprESS Pro device is compatible with the Fiagon IGS and enables tracking of the tip of the XprESS device allowing for additional confirmation of device placement.

Our XprESS devices include an ergonomic handle attached to a hollow metal shaft with a malleable tip that can be quickly shaped with our disposable bending tool and easily steered into diseased frontal, sphenoid and maxillary sinuses without requiring a guidewire or purchase of another component. Along the shaft of the tip are marks at 1.0 and 2.0 centimeters to denote depth of insertion into the sinus cavities. A balloon is attached to a movable shaft that allows the balloon to be advanced and retracted along the metal shaft. This enables the balloon to be kept out of the way while the device is being placed into a sinus opening, allowing the ENT physician to better visualize and enter the diseased sinus drainage pathway. The handle contains a one-finger balloon slide mechanism that is used to position the balloon within the sinus ostia and an integrated finger suction vent that allows the ENT physician to control active suction in order to maintain good endoscopic visualization throughout the procedure. The proximal end of the handle contains two ports that connect to the balloon inflation lumen and the suction/irrigation lumen of the metal shaft. The port used for suction and irrigation tubing also can accommodate a connection of a light fiber for trans-illumination. The port for balloon inflation connects to a one-handed inflation syringe used to inflate the balloon to a controlled pressure of 12 atmospheres, or approximately 175 pounds per square inch.

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

LED Light Fiber and Light Fiber

The LED Light Fiber is a single-use tool that provides real-time high intensity red trans-illumination of the sinus cavity with its own battery power, eliminating the need for extra light sources, cables and adapters. This sinus confirmation tool consists of a flexible illumination fiber that emits light from the distal tip. The instrument snaps easily onto the proximal end of the XprESS device. A reduced diameter LED light fiber was developed and is currently packaged and sold with our XprESS Ultra and LoProfile products.

Our Light Fiber is a single-use tool that also provides real-time trans-illumination of the sinus cavity. The fiber is designed to be loaded into the XprESS device and can connect to various different cables and light sources. When the light fiber is connected to the XprESS device, it allows for suction or irrigation to be performed through that XprESS device.

XprESS multi-sinus dilation device with LED Light Fiber

FocESS Sinuscopes and FocESS Wireless HD Camera

Our FocESS Sinuscopes provide ENT physicians with an easy-to-use solution for endoscopic visualization during a sinus procedure. The scopes are 3.0 millimeters in diameter, which we believe makes them suited for use in tight and inflamed nasal anatomy. These high definition scopes come in three viewing angles; zero-degree, 30-degree and 45-degree to enable physicians’ unique views during sinus procedures.

Our FocESS Wireless HD Camera, which was sold to a limited number of customers in the fourth quarter of 2016 and released to the full market in the first quarter of 2017, provides high quality HD images on which physicians can rely without the hassle of additional cords and light sources. The combination of easy to integrate wireless technology without compromising on image quality makes the wireless camera unique in the ENT space.

MiniFESS Diagnostic Tools

Our MiniFESS tools are designed to provide ENT physicians with an easy way to confirm sinus location and XprESS device placement. The intent of these tools is to enable users to screen symptomatic patients for in-office balloon sinus dilation and to more easily and efficiently perform balloon sinus dilation procedures in the physician office and operating room. In addition, ENT physicians may use other competing devices to confirm sinus location and placement of XprESS devices.

Our diagnostic MiniFESS tools comprise our Light Seeker, Maxillary Seeker and Sphenoid Seeker/Freer. The Light Seeker is a tool with optical fibers embedded into the device intended to allow ENT physicians to access the frontal sinus and trans-illuminate the sinus cavity and forehead to confirm correct entry into the frontal sinus. The Light Seeker is used to confirm non-surgical access to the frontal sinus prior to opening our XprESS balloon kit. The Maxillary Seeker is a tool designed to allow users to quickly find the correct angle to access the natural maxillary ostia. The Sphenoid Seeker/Freer is a two-in-one tool that is designed to enable ENT physicians to navigate easier access to the sphenoid ostium and to manipulate the middle turbinate. These stainless steel tools are reusable and can be used prior to balloon sinus dilation or as general sinus surgery tools.

MiniFESS tools and XeroGel Nasal Packing Material

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

Our MiniFESS family’s Shaver System, released to a limited market in the fourth quarter of 2016 and to the full market in the first quarter of 2017, offers advanced technology in a compact size and is designed to be easy to use and provide high performance and reliability. With a combination of both disposable and reusable blades, we believe our shaver system offers physicians the flexibility they need to perform complex office procedures in a cost-efficient manner.

Our Cyclone Sinonasal Suction/Irrigation System is designed to provide simultaneous suction and irrigation for easy, comfortable saline lavage. In a recent survey over 40% of physicians say they regularly irrigate their sinusitis patients. Irrigation is a common practice but one that physicians may avoid due to patient discomfort. By simultaneously irrigating and suctioning the related effluent, our Cyclone Sinonasal Suction/Irrigation System is intended to minimize patient discomfort. This product was released to a limited market in the third quarter of 2016 and to the full market in the fourth quarter of 2016.

Fiagon Image Guidance System

The Fiagon IGS consists of a navigation unit, navigation sensor, software instruments and a patient localizer. The system is designed to be integrated into any endoscopy tower. We believe the easy-to-use interface, compact size and flexibility and ability of the Fiagon system to track tools from multiple manufacturers are advantages over traditional image guidance systems that require much larger physical footprints. Further, the Fiagon IGS has the capability to track our XprESS Pro device, which should provide physicians an added layer of confidence in device placement when desired. We believe the Fiagon IGS will help in the adoption of our products in treating more complex anatomical structures. In addition, the Fiagon IGS offers several additional disposable products including trackable suction and sinus-seeker like devices.

We are the exclusive distributor of the Fiagon IGS and related ancillary products to ENT physicians in physician offices, clinics and surgery centers, located in the United States, certain U.S. territories and Canada, subject to certain exceptions for third parties that distributed the Fiagon products, at the time we entered into the original five-year distribution agreement in August 2015. In June 2016, we expanded our agreement with Fiagon to include sales to hospital customers, including the sale of Fiagon’s Premium Navigation System allowing more advanced ENT and cranio-maxillofacial applications. We are also the exclusive distributor of Fiagon GuideWires attached to or sold with our balloon products to hospitals in the United States, certain U.S. territories and Canada. Under the terms of our distribution agreement, Fiagon has agreed not to collaborate with or support our competitors or any company intending to develop or commercialize products that are competitive with the Fiagon products we distribute or our balloon products in the United States, certain U.S. territories and Canada during the term of the agreement.

XeroGel Nasal Packing Material

Our XeroGel Nasal Packing Material is indicated for use in patients undergoing nasal or sinus surgery as a space-occupying packing to separate tissue or structures compromised by surgical trauma, prevent adhesions between mucosal surfaces, help control bleeding following surgery or trauma, and act as an aid in the natural healing process. XeroGel nasal packing material is also indicated for use to treat epistaxis, or nasal bleeding. XeroGel nasal packing material is a dissolvable co-polymer that contains chitosan, a naturally occurring element from chitin, or the exoskeleton of crustaceans. The co-polymer absorbs fluids, swells to conform to the treatment site and dissolves gradually, typically by the first postoperative visit.

Other Products

In addition to our internal product development efforts, we may leverage our direct U.S. sales force by licensing or acquiring other products that can be used by ENT physicians for the treatment of sinusitis and related diseases.

Clinical Results and Studies

Overview

We have developed a significant body of clinical data supporting the safety and effectiveness of our balloon sinus dilation products. We have sponsored one meta-analysis and eight clinical studies in which a total of 696 patients were treated with our products and followed to assess safety, and 538 patients were followed for an extended period of six to 24 months to assess long-term efficacy. Over 50 different clinical investigators participated in these clinical studies. Our clinical evidence includes the only published meta-analysis of patient-level data for stand-alone balloon dilation and the only published randomized trial with sufficient statistical power to demonstrate advantages of a nonsurgical treatment compared to traditional FESS for the treatment of chronic sinusitis. While we are aware of a limited number of studies comparing balloon dilation to FESS, these studies were small single-center studies that were under-powered, meaning their sample sizes were too small to prove their endpoints with sufficient statistical power. In contrast, the sample size for the REMODEL trial was calculated with sufficient statistical power (90%) at a one-sided alpha level of 0.025 to prove the two primary endpoints and hypotheses. The minimum required sample size was 72 patients (36 in each arm) and the trial exceed this requirement, with 130 patients completing 12-month follow-up. Our REMODEL prospective, multicenter, randomized, controlled trial demonstrated that when our balloon sinus dilation products were used as a stand-alone therapy performed in the ENT physician office, patients experienced better recovery outcomes and similar efficacy to FESS. Throughout all our clinical studies, symptom reduction was shown in a broad set of clearly defined patient groups, including those presenting with chronic sinusitis, mild to moderate septal deviations, multi-sinus disease including disease in all eight sinuses or sinusitis present in any combination of the sinuses, and accessory ostia, which are multiple drainage pathways from the maxillary sinus. We also completed two additional studies in which our products were studied in cadaver specimens. The first cadaver study demonstrated effective and accurate trans-nasal entrance through the maxillary ostia with our XprESS device. The second cadaver study demonstrated that access to frontal sinuses using our XprESS device with trans-illumination is as effective as placement of a probe with a CT image guidance system. Finally, we are currently conducting a clinical study to treat Eustachian tube dysfunction with our XprESS device. Outcomes data and information on recent key studies is described below.

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

Meta-analysis Random Effect Model of Sino-Nasal Outcome Test (SNOT-20) Overall and Subscale Scores after Balloon Sinus Dilation

The meta-analysis results of the RSI scores indicated statistically significant improvements from baseline in both healthcare utilization and work/social measures. Using the Work Limitations Questionnaire work productivity was demonstrated to improve significantly in four of the five domains (time management, mental/interpersonal, outcome and productivity loss) for employed patients for up to two years after balloon sinus dilation. The meta-analysis was published online on July 31, 2015 along with the final REMODEL results in The Laryngoscope.

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

XprESS Pediatric Study

We sponsored the XprESS Pediatric Study, a prospective, multicenter, nonrandomized study, in which 50 pediatric patients ranging in age from two to 21 years were treated at four clinical centers in the United States from October 2014 to June 2015. The primary outcome measures were the procedural technical success rates and the complication rate through 3-month follow-up. Secondary outcome measures were changes in quality of life instruments and the revision surgery rate through 6-month follow-up. A total of 157 sinus dilations were attempted in 50 participants. All 157 dilation attempts were successfully completed for an overall XprESS technical success rate of 100%. No complications (0%) were reported. Significant improvement in sinus symptoms, as measured by the Sinus and Nasal Quality of Life Survey (SN-5), was seen between baseline and 6 months (4.6 vs 1.7, p<0.0001). A minimal clinically important difference threshold of 1.0 in the overall SN-5 score was achieved by 92% of the participants. FDA clearance for the expanded indication was received in November 2015. The expanded indication includes treatment of maxillary sinuses in patients two years and older, and treatment of the frontal and sphenoid sinuses in patients 12 years and older. We believe we are the only company to have received FDA clearance for balloon sinus dilation to treat the frontal and sphenoid sinuses in adolescents. The results of this study were published online on November 26, 2016, ahead of print publication in the International Forum for Allergy and Rhinology.

Eustachian Tube Study

In 2016, we completed enrollment for Phase 2 of our clinical study to treat Eustachian tube dysfunction with our XprESS device. This study is limited to 70 patients and follows the completion of Phase 1 of the study, which included 10 patients.

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

We maintain a direct sales organization in the United States, which as of December 31, 2016 consisted of 90 full quota-carrying representatives. We intend to continue to increase our presence outside the United States through expansion of our United Kingdom sales force and the addition of distributors. As of December 31, 2016, we had several distributors selling our products in over 10 countries.

Sales in the United States accounted for approximately 95% of our net revenues for the year ended December 31, 2016. Sales outside of the United States accounted for approximately 5% of our net revenues for the year ended December 31, 2016. Prior to 2015, we did not sell any products outside of the United States.

Our marketing group and clinically focused personnel support our sales personnel through the following initiatives:

•

Education of ENT physicians is performed using a variety of methods and custom training tools including head model training, observation of video-taped procedures, online visualization of live procedures, cadaver lab training and visits to peers who perform office-based balloon sinus dilation. Our products typically do not require extensive clinical training for most new physician customers. Approximately 15% of newly trained physicians opt to visit a peer for physician training, whereas, other new users are trained with our custom training tools by field trainers from our sales, clinical and research and development organizations.

•

We educate patients about the benefits of our sinus dilation procedure. We utilize online patient education information, and find-a-doctor resource to help patients who are exploring sinusitis treatment options to be able to discuss treatment options with their physician.

•	We promote to physicians the advantages of our products and the clinical outcomes they enable for patients.

Reimbursement and Procedure Economics

When balloon sinus dilation is performed adjunctively with standard FESS as a hybrid procedure, existing FESS codes are used and insurance coverage is available for an estimated 88% of covered lives in the United States as of December 2016.

Effective January 1, 2011, when balloon sinus dilation is performed as a stand-alone procedure, providers use CPT codes 31295, -96, and -97 for dilation of the maxillary, frontal, and sphenoid sinus ostia, respectively. When a stand-alone balloon procedure is performed in the physician office, the reimbursement associated with these CPT codes includes a non-facility practice expense component of payment intended to cover the cost of equipment, supplies, and overhead associated with these procedures performed in the physician office, including the cost of our devices. In addition, physicians receive additional value from the convenience and efficiency of treating patients in their office setting compared to treatments in a hospital or surgery center. We believe that this, along with excellent clinical outcomes, motivates many ENT physicians and practices to adopt our balloon sinus dilation products.

As an example of cost savings to the healthcare system from office balloon sinus dilation procedures, the 2017 Medicare national average payment rate to a physician performing bilateral maxillary sinus dilation in the office and a nasal endoscopy exam one week later is $3,297. By comparison, treating the same patient with FESS, including ethmoidectomy in an ASC, and performing a debridement one week later costs Medicare $5,749, or 54% more, including ENT physician professional fees of $968. Treating that same patient with FESS, including ethmoidectomy in a hospital out-patient department with a debridement one week later costs Medicare, $5,749, or 74% more than balloon sinus dilation office treatment. When more complex cases are performed involving dilation of four or six sinuses, the level of savings to the healthcare system for office sinus dilation increases. Publication in November 2016 by the Centers for Medicare & Medicaid Services, or CMS, the federal agency responsible for administering the Medicare program, of final 2017 payment rates for stand-alone balloon sinus dilation resulted in 2017 rates very similar to 2016 rates.

Sinuses Dilated	2017 Medicare National Average Payment Rates
	Office Balloon Sinus Dilation	FESS in Hospital	FESS in ASC	% FESS costs more than office dilation: Hospital & ASC
Maxillary	$3,297	$5,749	$5,066	74% & 54%
Maxillary+Frontal	$4,902	$6,527	$7,552	33% & 54%
Maxillary+Frontal+Sphenoid	$6,447	$6,948	$9,681	8% & 50%

Note: National average payment rates include the total reimbursement made to physicians and facilities for the balloon sinus dilation or FESS procedure plus cost of post-FESS debridement or post-balloon sinus dilation nasal endoscopy. Ethmoidectomy is performed with all FESS procedures.

Medicare issued a final rule on the Hospital Outpatient Prospective Payment System, or OPPS, for 2017 which includes a reduction of payments for certain outpatient procedures performed in the hospital when FESS is performed on more than two sinuses. The result is to bundle payments for multi-sinus surgery regardless of the number of sinuses being treated. On average, we expect most hospitals will experience a reduction in CMS reimbursement depending on the number of sinuses being treated.

As of December 2016, third-party payor insurance coverage for stand-alone balloon sinus dilation procedures is available for an estimated 230 million persons in the United States, which represents 80% of covered lives. Positive coverage decisions for stand-alone balloon sinus dilation performed in the physician office setting are in place with several third-party payors including Medicare, United Healthcare, Aetna, Cigna, Humana, Kaiser Permanente, TRICARE, Health Net and in certain states Medicaid and Blue Cross Blue Shield plans. Balloon sinus dilation has the support of the American Academy of Otolaryngology and the American Rhinological Society, both of which have written positive policy statements for balloon sinus treatment and participate in efforts to obtain coverage.

In December 2016, NICE provided positive guidance for use of our XprESS Multi-Sinus Dilation System in the United Kingdom, recommending it for use in patients with uncomplicated chronic sinusitis who do not have severe nasal polyposis. In these patients, NICE has asserted that, in comparison with FESS, our XprESS Multi-Sinus Dilation System works as well, is associated with faster recovery times and can more often be performed under local anesthesia. The NICE guidance indicates that our XprESS Multi-Sinus Dilation System is cost saving compared to FESS based on device cost, length of FESS procedure and assuming the treatments are performed under local anesthetic, in an outpatient setting. NICE estimates that, by adopting our technology, the National Health Service in England may save up to £7.4 million per year by 2020. The NICE guidance is specific to the XprESS Multi-Sinus Dilation System and does not extend to any other balloon sinus dilation technology.

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

Competition

Our industry is highly competitive, subject to change and significantly affected by activities of industry participants. We compete with companies and products used to treat chronic sinusitis, including traditional FESS, medical therapies and other balloon sinus dilation products. Our balloon sinus dilation products compete with medical management by providing a procedure and treatment option that may be chosen to be performed by ENT physicians after fewer rounds of medical management than historically employed due to the minimally disruptive nature of balloon sinus dilation as compared to FESS. Our balloon sinus dilation products compete with FESS by providing a comparably effective in-office alternative for patients with uncomplicated sinusitis. Accordingly, our balloon sinus dilation products are increasingly positioned in the middle of the treatment continuum between medical management and FESS, drawing patients from medical management who might not have chosen any treatment beyond medical management due to the invasive nature of FESS, as well as patients who would have chosen FESS if not for our less invasive alternative. Our balloon sinus dilation products also compete with other companies selling balloon sinus dilation products to ENT physicians. Our MiniFESS and other products also compete with companies selling devices for use in balloon sinus dilation. Additionally, ENT physicians may use competing devices, instead of our MiniFESS or other products, to confirm sinus location and placement of our XprESS device.

Many of the companies developing or marketing these competitive products are publicly traded or are divisions of publicly traded companies. These companies may enjoy several competitive advantages over us, including:

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

Companies that sell balloon sinus dilation products include the Acclarent division of Johnson and Johnson Inc., the market leader in balloon sinus dilation products, as well as the Xomed division of Medtronic, plc, and the ArthroCare division of Smith & Nephew, plc. In addition, a small private company, SinuSys Corporation, sells a non-balloon sinus dilation system that uses osmotic self-expansion technology. Companies that provide tools and devices for FESS include the Xomed division of Medtronic, plc, the Gyrus ACMI division of Olympus and Stryker Corporation. Intersect ENT, Inc. sells a steroid-eluting biodegradable stent that is used following FESS or in patients who have previously undergone an FESS procedure and is not currently a competitor. However, Intersect ENT is currently developing products for office-based treatment of sinusitis, which if approved may be competitive with us in the future.

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

Intellectual Property

We believe that the strength of our competitive position depends substantially upon our ability to obtain and enforce intellectual property rights protecting our technology. We apply for patents for new patentable technologies relevant to our business and utilize other forms of intellectual property protection to strategically protect our intellectual property. Periodically, we may review and attempt to acquire rights in third-party patents and applications that we deem strategically valuable.

Patents

As of December 31, 2016, we owned at least 33 issued U.S. patents relating to the field of sinusitis treatment and had at least 19 pending patent applications for U.S. patents. As of December 31, 2016, at least 13 of those issued patents and 7 of our pending patent applications included claims directed towards the XprESS family of products and methods of using the XprESS products.

Many of the issued patents that protect our commercial products and current product pipeline are derived from applications that were filed between 2006 and 2009. Since U.S. law provides for a 20-year patent term measured from the date of filing, those patent holdings will begin to expire starting in 2026, though a number of those patents enjoy patent term extensions granted by the U.S. Patent Office. While we have pursued and continue to pursue patent protection for our technologies, we may, from time to time, abandon certain patents and patent applications for business reasons.

Trademarks

Our trademark portfolio as of December 31, 2016 included the XPRESS, PATHASSIST, FINESS, ENTELLUS MEDICAL, LIGHT FIBER, LIGHT SEEKER, FOCESS, CYCLONE, XEROGEL and MINIFESS marks.

Trade Secrets

We may rely, in some circumstances, on trade secret law to protect portions of our technology. Trade secrets, however, can be difficult to protect.

We seek to protect our proprietary technology and manufacturing processes, in part, by confidentiality and invention assignment agreements with employees, under which they are bound to assign to us inventions that are made during the term of their employment and relate to our business, unless otherwise accepted. These agreements further prohibit our employees from using, disclosing, or bringing onto the premises any proprietary information belonging to a third-party. In addition, most of our consultants, scientific advisors and contractors are required to sign agreements under which they must assign to us any inventions that relate to our business. These agreements also prohibit these third-parties from incorporating into any inventions the proprietary rights of third-parties without informing us. It is our policy to require all employees to document potential inventions and other intellectual property in laboratory notebooks and to disclose inventions to patent counsel. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems.

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

License Agreement with Acclarent, Inc.

In February 2011, we entered into a license agreement with Acclarent, Inc. in connection with the settlement of a then-ongoing litigation in which Acclarent alleged that our FinESS and XprESS products infringed certain claims of five of their patents, which allegations we denied. In October 2012, we agreed with Acclarent to amend certain terms of our license agreement, or, as amended, the Acclarent License. Pursuant to the Acclarent License, Acclarent granted us a worldwide, non-exclusive, royalty-bearing license under certain patents held by Acclarent to manufacture, use and commercialize our currently marketed XprESS, PathAssist and FinESS products and certain future versions of those products, or, collectively, the Covered Products, in the field of the expansion of paranasal sinuses and sinus pathways.

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

Manufacturing and Supply

We manufacture and assemble the majority of our products at our facility in Plymouth, Minnesota using components from external suppliers. XeroGel nasal packing material is manufactured at our leased facility in Hayward, California. We perform inspections of all components before use. Using these components, we assemble, inspect, test and package our products and, when appropriate, send them to a third-party sterilization vendor. After sterilization (when required), we perform additional inspections of the finished products, carton and label products internally and release the lot to inventory and then ship the finished product to customers. Certain other of our products are manufactured for us pursuant to distributor and other agreements, such as Fiagon IGS.

We believe our manufacturing operations are in compliance with regulations mandated by the FDA. We are an FDA-registered medical device manufacturer. Our manufacturing facilities and processes are subject to periodic inspections and audits by various federal, state and foreign regulatory agencies. For example, our facilities were inspected by the FDA in May 2015, and no major nonconformance reports were issued as a result of that inspection. Our facility was last inspected in October 2016 by the British Standards Institute, our Notified Body, and no major nonconformance reports were issued as a result of that inspection.

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

Regulation by the FDA

In the United States, the Federal Food, Drug, and Cosmetic Act, FDA regulations and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, device safety, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, record-keeping procedures, advertising and promotion, sales and distribution, export and import, recalls and field safety corrective actions, and post-market surveillance, including complaint handling and medical device reporting. The FDA regulates the design, manufacturing, servicing, sale and distribution of medical devices. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution. The FDA can also refuse to approve or clear pending applications.

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

In September 2016, following an inspection of certain documentation relating to our prospective, multicenter study of children with chronic rhinosinusitis treated with the XprESS™ Multi-Sinus Dilation System, the FDA issued a Form 483, List of Inspectional Observations, containing two observations. The first observation relates to not obtaining FDA and IRB approval for changes to an investigational plan and the second observation relates to not ensuring prompt compliance with the study protocol by clinical investigators. These observations relate to study deviations which occurred when some physicians decided to treat sinuses outside of the scope of the study protocol due to medical necessity thereby avoiding the need for a follow-on procedure. Following our receipt of the Form 483, we implemented and completed corrective and preventive actions we believe fully address the FDA observations, and we provided written responses to the FDA detailing these corrective and preventive actions completed. The outcome of this matter is presently uncertain, and we cannot provide assurance that the FDA will conclude that our corrective and preventive actions are adequate to address the observations. If the FDA is not satisfied, they may issue a warning letter to us, which could have a material adverse effect on our business.

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

European Union’s Regulation of Medical Devices

The European Union has adopted legislation, in the form of directives to be implemented in each Member State, concerning the regulation of medical devices within the European Union. The directives include, among others, the Medical Device Directive (Council Directive 93/42/EEC) that establishes certain requirements, i.e. the essential requirements, with which medical devices must comply before they can be commercialized in the EEA (which is comprised of the Member States of the European Union plus Norway, Liechtenstein and Iceland). Under the European Union Medical Device Directive, medical devices are classified into four Classes, I, IIa, IIb and III, with Class I being the lowest risk and Class III being the highest risk. Under the Medical Device Directive, a competent authority is nominated by the government of each Member State to monitor and ensure compliance with the Directive. To demonstrate compliance of their medical devices with the essential requirements, manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for certain types of low-risk medical devices (Class I non‑sterile, non‑measuring devices), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the Medical Devices Directive, a conformity assessment procedure requires the intervention of an organization accredited by a Member State of the EEA to conduct conformity assessments, which is referred to as a Notified Body. The Notified Body would typically audit and examine the quality system for the manufacture, design and final inspection of the medical devices before issuing a certification demonstrating compliance with the essential requirements. Medical devices that comply with the essential requirements are entitled to bear the CE mark. CE is an abbreviation for Conformité Européene, or European Conformity. Medical devices properly bearing the CE mark may be commercially distributed throughout the EEA. Additional pre-market approvals in individual EEA countries are sometimes required prior to marketing of a product. Failure to maintain the CE mark would preclude us from selling our products in the EEA, as could failure to comply with the specific requirements of the Member States.

In September 2012, the European Commission published proposals for the revision of the EU regulatory framework for medical devices. The proposals would replace the Medical Devices Directive with a new regulation, or the Medical Devices Regulation.. Unlike the Directives that must be implemented into national laws, the Medical Devices Regulation would be directly applicable in all EEA Member States and so is intended to eliminate current national differences in regulation of medical devices. In October 2013, the European Parliament approved a package of reforms to the European Commission's proposals. Under the revised proposals, only designated “special notified bodies” would be entitled to conduct conformity assessments of high-risk devices. These special notified bodies will need to notify the European Commission when they receive an application for a conformity assessment for a new high-risk device. The European Commission will then forward the notification and the accompanying documents on the device to the Medical Devices Coordination Group, a new, yet to be created body chaired by the European Commission and consisting of representatives of Member States, for an opinion.

In June 2016, the Council of the European Union’s Permanent Representatives Committee endorsed the agreement reached with the European Parliament on the proposed Medial Devices Regulation. It is expected that the final regulation will be largely unchanged from the proposed regulation.  Formal publication of the regulation in the Official Journal of the European Union and entry into force is expected in May 2017, followed by a three year transition period. The regulation incorporates a product life-cycle approach similar to the one used by FDA, which follows a device from conceptualization all the way through end of life. In general, this will include stronger premarket and post-market surveillance requirements and require manufacturers to continually evaluate products they have placed on the market. Additional changes include stricter oversight and requirements for notified bodies, additional requirements for clinical evidence, strengthened rules for high-risk devices, and increased transparency and traceability for the medical device industry as a whole. These new rules and procedures may result in increased regulatory oversight of certain devices and this may, in turn, increase the costs, time and requirements that need to be met in order to maintain or place such devices on the EEA market.

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

U.S. Anti-Kickback, False Claims and Other Healthcare Laws

We are also subject to healthcare regulation and enforcement by the U.S. federal government and the states as well as foreign governments and other authorities in the locations in which we conduct our business. These other agencies include, without limitation, CMS, other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, as well as state and local governments. Such agencies enforce a variety of laws including, without limitation, state and federal anti-kickback, fraud and abuse, false claims, data privacy and security, and physician transparency laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any good, facility, item or service reimbursable, in whole or part by Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, including cash, improper discounts, and free or reduced price items and services. Among other things, the Anti-Kickback Statute has been interpreted to apply to arrangements between medical device manufacturers on the one hand and prescribers and purchasers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, these exceptions and safe harbors are technical in nature and narrowly drawn. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances with prosecutorial discretion. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the Anti-Kickback Statute has been violated. In addition, committing a violation does not require a person or entity has actual knowledge of the statute or specific intent to violate. Further, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute also could constitute a false or fraudulent claim for purposes of the federal civil False Claims Act.

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

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, contains federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the Anti-Kickback Statute a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation.

Also, many states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH,

and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as service providers of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also contains four tiers of civil monetary penalties and gives state attorneys general authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from HIPAA and each other in significant ways and may not have the same effect.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act, or collectively, the Affordable Care Act, imposes, among other things, annual reporting requirements for covered manufacturers of devices for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1 million per year for “knowing failures.” Covered manufacturers must submit reports by the 90th day of each calendar year. In addition, certain states require implementation of commercial compliance programs and compliance with the device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices, and/or tracking and reporting of gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.

These laws impact the kinds of financial arrangements we may have with hospitals, physicians or other potential purchasers of our products. They particularly impact how we structure our sales offerings, including discount and rebate practices, customer support, education and training programs, physician consulting, research grants and other arrangements. If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations.

Coverage and Reimbursement

Our currently cleared products are treated as supplies utilized in balloon sinus dilation procedures and if covered by third-party payors, are typically paid for as part of a stand-alone balloon sinus dilation procedure or as a part of FESS if used in conjunction with FESS. Failure by physicians, hospitals, ASCs and other users of our products to obtain sufficient coverage and reimbursement from healthcare payors for procedures in which our products are used, or adverse changes in government and private third-party payors’ coverage policies would have a material adverse effect on our business.

In the United States, third-party payors continue to implement initiatives that restrict the use of certain technologies to those that meet certain clinical evidentiary requirements. We are aware of a number of third-party payors in the United States, including without limitation Anthem/Wellpoint and certain Blue Cross Blue Shield plans that consider stand-alone balloon sinus dilation procedures to be experimental or investigational. Failure to obtain and maintain favorable coverage policies could have a material adverse effect on our business and operations. In the international markets reimbursement and healthcare payment systems vary significantly by country. Market acceptance of our products is dependent upon the different types of healthcare payment systems including government-sponsored healthcare, private insurance and self-paid.

In addition to uncertainties surrounding coverage policies, there are periodic changes to reimbursement. Third-party payors regularly update reimbursement amounts and also from time to time revise the methodologies used to determine reimbursement amounts. This includes, among other things, annual updates to payments to physicians, hospitals and ASCs for procedures during which our products are used. Because the cost of our products generally is recovered by the healthcare provider as part of the payment for performing a procedure and not separately reimbursed, these updates could directly impact the demand for our products. An example of payment updates is the Medicare program’s updates to hospital and physician payments, which are done on an annual basis using a prescribed statutory formula. In the past, when the application of the formula resulted in lower physician payments, Congress has passed interim legislation to prevent the reductions. However, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula, and provided for a 0.5% annual increase in payment rates under the Medicare Physician Fee Schedule through 2019 but no annual update from 2020 through 2025. MACRA also introduced a merit-based incentive bonus program for Medicare physicians beginning in 2019. At this time it is unclear how the introduction of the merit based incentive program will impact overall physician reimbursement under the Medicare program. Any changes in coverage and reimbursement that further restrict coverage of our products or lower reimbursement for procedures using our devices could materially affect our business.

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

Research and Development

Realizing that new product offerings are relevant to our future success, we are committed to a strong research and development program. Our research and development efforts are focused primarily on enhancing our XprESS family of products and broadening their indications for use, as well as developing new related products. Our research and development program consists primarily of engineering, product development and clinical studies to develop and support our current products, products and technologies in development and next generation versions of current products. Our internal research and development team works closely with external research and development consultants and a network of physicians and medical personnel to ensure we have broad access to best-in-class ideas and technologies to drive our product development pipeline. We also have an active business development team that actively evaluates technologies and products. In addition, our clinical and regulatory departments are devoted to verifying the safety and efficacy of our products according to regulatory standards enforced by the FDA and other international regulatory bodies. Our research and development expenses totaled $7.8 million, $5.4 million and $4.3 million in 2016, 2015 and 2014, respectively.

Employees

As of December 31, 2016, we had approximately 280 employees. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements. We believe our employee relations are good.

Financial Information

We operate in one reportable segment, which we have presented as the aggregation of our sinusitis product families. Within this reportable segment we are organized on the basis of the products and services we provide which are used for the treatment of chronic and recurrent sinusitis. See Note B—Summary of Significant Accounting Policies—Segment, Geographical and Customer Concentration and Note N—Segment and Geographic Data of the Notes to Consolidated Financial Statements to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for financial information regarding segment reporting and our revenue and long-lived assets by geographic region.

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

Risks Related to Our Business

We have incurred operating losses since inception, we expect to incur operating losses in the future and we may not be able to achieve or sustain profitability.

We have incurred net losses since our inception in 2006. Our net loss for the year ended December 31, 2016 was $28.7 million. As of December 31, 2016, we had an accumulated deficit of $150.8 million. To date, we have financed our operations primarily through the completion of our IPO, our underwritten public offering of common stock in the first quarter of 2017, private placements of our convertible preferred securities prior to our IPO, certain debt-related financing arrangements and from sales of our products. We have devoted substantially all of our resources to research and development of our products, clinical and regulatory initiatives to obtain clearances or approvals for our products, sales and marketing activities and operating as a public company. Our ability to generate sufficient revenue from our existing products or from any of our products in development, to transition to profitability and generate consistent positive cash flows, is uncertain. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, and develop, enhance and commercialize new products. In addition, while some of our new and ancillary products add to our revenues, they may carry smaller gross margins than our traditional balloon sinus dilation products, which also may hinder our path to profitability. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis. If we do not achieve profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives.

We may be unable to sustain our historical revenue growth.

Our revenue from sales of our sinus dilation balloon devices has grown in each of the fiscal years since we began commercialization in 2008. Historically, we have experienced significant revenue growth but we may not achieve similar growth rates in future periods. You should not rely on our operating results for any prior quarterly or annual period as an indication of our future operating performance. Our ability to increase our revenue in future periods at our historical growth rates, or at all, will depend primarily on our ability to increase sales of our sinus dilation balloon devices and other products, which, in turn, will depend in part on our success in growing our customer base and reorders from those customers. We may not be able to generate, sustain or increase revenue from our sinus dilation balloon devices or other products on a quarterly or annual basis. If we cannot achieve or sustain revenue growth for an extended period, our operating results may be adversely affected and our stock price may decline. In addition, a significant amount of our operating expenses are relatively fixed due to our manufacturing, research and development, and sales and general administrative efforts. Any failure to adjust spending quickly enough to compensate for a shortfall relative to our anticipated revenue could magnify the adverse impact of such shortfalls on our results of operations.

Pricing pressure from our competitors, customers and changes in third-party coverage and reimbursement may adversely affect demand for our products and negatively impact our operating results.

Competition in our industry has increased as a result of new market entrants, new technologies and as more established companies have intensified competitive pricing pressure. As a result of these competitive forces, we believe there will continue to be pricing pressure in the future. Because our products are generally purchased by ENT physician offices, ASCs and hospitals and billed to various third-party payors, changes in the purchasing behavior of such customers or the amount such payors are willing to reimburse our customers for procedures using our products, including as a result of healthcare reform initiatives, could create additional pricing pressure on us. In addition to these competitive forces, we continue to see pricing pressure as our customers introduce new pricing structures into their contracts and agreements, including fixed price formulas, capitated pricing and structured pricing intended to contain healthcare costs. Such trends may adversely affect demand for our products and may drive down the prices we are able to charge for our products, both of which would negatively affect our operating results.

If we are unable to achieve and maintain adequate levels of coverage or reimbursement for the procedures using our products, or any future products we may seek to commercialize, their commercial success may be severely hindered.

Hospital, physician and other healthcare provider customers, including ASC customers that purchase our products typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our products are used and bill patients for any deductibles or co-payments. In the hospital and ASC settings, our products are often used in a hybrid procedure in conjunction with traditional FESS. Because there is often no separate reimbursement for supplies used in surgical procedures, and with respect to FESS, no separate reimbursement for balloon sinus dilation, the additional cost associated with the use of our products in these settings can impact the profit margin of the hospital or surgery center where the hybrid procedure is performed. Some of our target customers may be unwilling to adopt our products in light of the additional associated cost. Further, any decline in the amount payors are willing to reimburse our customers for balloon sinus dilation procedures in either the office or facility setting could make it difficult for existing customers to continue using or to adopt our products and could create additional pricing pressure for us. Medicare has issued a final rule on the Hospital Outpatient Prospective Payment System, or OPPS, for 2017 which includes a reduction of payments for certain outpatient procedures performed in the hospital when FESS is performed on more than two sinuses. The result is to bundle payments for multi-sinus surgery regardless of the number of sinuses being treated. On average we expect most hospitals will experience a reduction in Centers for Medicare and Medicaid Services, or CMS, reimbursement because on average more than two sinuses are treated in a hospital sinus surgery procedure. As a result of this final rule, the portion of our business in which we sell to a hospital may suffer. If we are forced to lower the price we charge for our products, our gross margins will decrease, which will materially adversely affect our business.

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

Further, we believe that future coverage and reimbursement may be subject to increased restrictions and payment reductions, such as additional preauthorization requirements, adoption by private health insurance companies of lower payments related to the 2017 CMS Hospital Outpatient Payment Rule converting Medicare patients undergoing FESS procedures performed in the hospital on more than two sinuses, transitioning hospital outpatient payments for FESS to comprehensive APCs per the 2017 CMS Hospital Outpatient Payment Rule thereby lowering average reimbursement levels for Medicare patients and tightening coverage criteria by Medicare. In addition, Medicare may further reduce reimbursement for procedures using our products when performed in the physician office setting or ASCs, which could cause the portion of our business in which we sell to physician offices and ASCs to suffer. In addition, commercial payors may use Medicare rates and/or coverage criteria as a reference for establishing their own payment rates and coverage criteria. Accordingly, any reduction in Medicare reimbursement rates or increase in coverage restrictions could result in lower commercial reimbursement for our products and tighter coverage requirements with commercial payors as well. Such changes in reimbursement or coverage could negatively impact our revenues and our business. Moreover, third-party coverage and reimbursement for procedures using our products or any of our products in development for which we may receive regulatory approval may not be available or adequate in either the United States or international markets, which could have an adverse impact on our business.

Aggregation of purchasing from collaboration and consolidation may lead to demands for price concessions or to the exclusion of some suppliers from certain market opportunities, which could have an adverse effect on our business, operating results or financial condition.

Because healthcare costs have risen significantly over the past decade, numerous initiatives and reforms initiated by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the healthcare industry to aggregate purchasing power. As the healthcare industry consolidates, competition to provide products and services to industry participants has intensified and may continue to do so. This in turn has resulted and will likely continue to result in greater pricing pressures or the exclusion of certain suppliers from certain market opportunities as group purchasing organizations, independent delivery networks and large single accounts continue to use their market power to consolidate purchasing decisions. In addition, such consolidation may lead these organizations to limit their number of suppliers. We expect that market demand, government regulation, third party coverage and reimbursement policies and societal pressures will continue to impact the healthcare industry, resulting in further business consolidations and alliances among our customers, which may exert further downward pressure on the prices of our products and may adversely impact our business, operating results or financial condition.

Our revenue is primarily generated from our XprESS family of multi-sinus products; and, therefore, we are highly dependent on a limited number of products.

We began selling our XprESS family of products in 2010, and these products accounted for more than 80% of our revenue for the year ended December 31, 2016. Although we expect sales from new products to increase in future periods, we expect that sales of our XprESS family of products will continue to account for the substantial majority of our revenue for the foreseeable future. Therefore, our ability to execute our growth strategy and become profitable will depend not only upon a continued shift of more sinus procedures from traditional operating room settings to the ENT physician office setting, but also to the adoption of our XprESS family of products to perform those procedures. Some ENT physicians may have prior history with or preference for a competitor’s balloon sinus dilation products or be reluctant to alter practice patterns and undergo training required to use our products. If our XprESS products fail to achieve wide market acceptance for any reason, our business may be adversely affected.

If physicians or patients are not willing to change current practices or adopt office-based balloon sinus dilation procedures, our products may fail to gain increased market acceptance, and our business will suffer.

Our primary strategy to grow revenue is to drive an increase in office-based balloon sinus dilation procedures, the adoption of our XprESS family of products to perform these procedures and the use of our other related products. While the number of ENT physicians performing sinus procedures using office-based balloon sinus dilation has increased in recent years, there is a significant group of ENT physicians who have not yet adopted these procedures, and additional ENT physicians may not adopt office-based balloon sinus dilation for a number of reasons, including:

•	lack of significant experience with balloon sinus dilation as a treatment alternative;
•	lack of availability of adequate insurance coverage or reimbursement or stringent requirements for reimbursement for office-based balloon sinus dilation procedures;
•	perceived inadequacy of evidence supporting clinical benefits or cost-effectiveness of office-based balloon sinus dilation over existing alternatives; and
•	a perception among some ENT physicians of patients’ inability to tolerate balloon sinus dilation procedures in the physician office setting.

If additional ENT physicians do not continue to adopt, or existing ENT physicians cease using, office-based balloon sinus dilation procedures for any reason, including those listed above, our ability to execute our growth strategy would be impaired, and our business may be adversely impacted.

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

Additionally, while it is currently more cost-effective to the healthcare system for providers to perform balloon sinus dilation in an ENT physician’s office than a FESS procedure in the operating room, healthcare economics are always subject to change. If the use of our balloon sinus dilation products were to cease being more cost-effective than FESS due to changes in reimbursement economics, our products may fail to gain market acceptance, our future growth would be limited and our business may be adversely affected. In addition, if payment rates for office-based balloon sinus dilation procedures were to be lowered, in particular by Medicare, would likely then cause other third-party payors to implement comparable reductions to their reimbursement rates, ENT physicians may reduce the frequency of balloon sinus dilation procedures and our business may be adversely affected.

We compete and may compete in the future against other companies, some of which have longer operating histories, more established products or greater resources than we do, which may prevent us from achieving increased market penetration or improved operating results.

Our industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. We believe competitors have historically dedicated and will continue to dedicate significant resources to promote their products or develop new products or methods to treat sinusitis. We currently compete against companies providing alternative treatments to balloon sinus dilation, as well as companies that provide competing balloon sinus dilation products, as well as other competing products. For example, the Xomed division of Medtronic sells a balloon sinus dilation device that competes with our XprESS family of products. Additionally, Intersect ENT is currently developing products for office-based treatment of sinusitis, which if approved may be competitive with us in the future. Many of the companies developing or marketing these ENT products are publicly traded or are divisions of publicly traded companies, including the Xomed division of Medtronic, the Acclarent division of

Johnson & Johnson and the ArthroCare division of Smith & Nephew, each of which produces competing balloon sinus dilation products and other competing products, and the Gyrus ACMI division of Olympus, Stryker Corporation and Intersect ENT, each of which produces tools and devices for FESS. These companies may enjoy several competitive advantages over us, including:

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

To a lesser extent, we also have faced, and may in the future face, competition from pharmaceutical companies that develop medical therapies to treat sinusitis. In addition, substantially all of the products we manufacture are designed to be used exclusively during balloon sinus dilation or FESS procedures. If another company successfully develops an approach for the treatment of chronic sinusitis that would not benefit from the use of our products, or if another company develops a balloon sinus dilation device that is more efficacious, more cost-effective or easier to use than our products, sales of our products could be significantly and adversely affected, which could have a material adverse effect on our business and operating results.

Our business is substantially dependent on our license agreement with Acclarent, which exposes us to a variety of risks.

We are a party to a license agreement, or the Acclarent License, with Acclarent. Under the Acclarent License, Acclarent has granted us a non-exclusive license under patents held by Acclarent to manufacture, use and commercialize our XprESS, PathAssist and FinESS products and certain future versions of those products, or, collectively, the Covered Products. We have certain obligations under the Acclarent License, including paying Acclarent a royalty on the sale of Covered Products. If we fail to comply with our obligations under the Acclarent License, Acclarent may terminate the Acclarent License, in which case our current products would no longer enjoy a license under Acclarent’s patents. Without the license, Acclarent might successfully enforce its patents against us based on the sale of our current products, possibly resulting in our being ordered to pay Acclarent monetary damages and/or in our being enjoined from selling our current products within any country where Acclarent has a valid and enforceable claim covering a given product.  Furthermore, because the Acclarent License is non-exclusive, Acclarent could choose to also license the same intellectual property to other third-party competitors. Any of these outcomes could have a material adverse effect on our business.

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

Our long-term growth depends on our ability to continue to develop and commercialize additional ENT products.

The medical device industry is highly competitive and subject to rapid change and technological advancements. Therefore, it is important to our business that we continue to enhance our product offerings and introduce new products. Developing products is expensive and time-consuming and could divert management’s attention away from our core balloon sinus dilation business. However, if we are unsuccessful in developing and commercializing new products, our ability to increase our revenue may be impaired. Even if we are successful in developing additional products, the success of any new product offering or enhancements to existing products will depend on several factors, including our ability to:

•	properly identify and anticipate ENT physician and patient needs;
•	develop and introduce new products or product enhancements in a timely but controlled manner;
•	avoid infringing upon the intellectual property rights of third-parties;
•	demonstrate, if required, the safety and efficacy of new products with data from preclinical studies and clinical trials;
•	obtain the necessary regulatory clearances or approvals for new products or product enhancements;
•	be fully FDA-compliant with marketing of new devices or modified products;
•	provide adequate training to potential users of our products;

•	obtain adequate coverage and reimbursement for our customers performing procedures using our products; and
•	develop an effective and dedicated sales and marketing team.

The launch of new products if not timed correctly and if not controlled properly may result in an adverse impact on sales of such new products, as well as sales of our core balloon sinus dilation products. In addition, our new products may not carry the same margins as our core balloon sinus dilation products, which adversely affected our gross margins during the second half of 2016 and could adversely affect our future gross margins.

Our future growth depends on physician awareness and adoption of our balloon sinus dilation devices and ancillary products.

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

Although efficacy of our products has been demonstrated in clinical studies sponsored by us, insurance companies who do not cover stand-alone balloon sinus dilation may require additional or independently performed clinical studies prior to adopting or covering or maintaining coverage of procedures in which our products are used as a stand-alone therapy.

Our success depends on the medical and third-party payor communities’ acceptance of our products as tools that are useful to ENT physicians treating patients with chronic sinusitis. We have sponsored one meta-data analysis and eight clinical studies with over 600 patients to track outcomes of treatment with our products. While the results of these studies, collectively indicate that our products can be used to successfully treat uncomplicated chronic sinusitis equally effectively as FESS while also providing better recovery outcomes, if physicians or insurers do not find our data compelling or wish to wait for additional or independently performed studies, they may choose not to use or provide coverage and reimbursement for our products. Currently, we estimate there are insurance plans, including a number of large third-party payors, covering approximately 75 million lives that have determined balloon sinus dilation to be investigational and therefore do not cover it at this time.

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

We have experienced and expect to continue to experience meaningful variability in our revenue and gross profit among quarters, as well as within each quarter, as a result of a number of factors, including, among others:

•	ENT physician adoption of our products;
•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
•	unanticipated pricing pressure;
•	the hiring, retention and continued productivity of our sales representatives;
•	our ability to expand the geographic reach of our sales and marketing efforts;

•	our ability to obtain regulatory clearance or approval for our products in development or for our current products outside the United States and the timing thereof;
•	results of clinical research and trials on our existing products and products in development;
•	costs and benefits of new product introductions;
•	the number and mix of products sold in the quarter and the geographies in which they are sold;
•	the demand for, and pricing of, our products and the products of our competitors;
•	the level of competition;
•	the timing and extent of promotional pricing or volume discounts;
•	changes in average selling prices;
•	fluctuations in foreign currency exchange rates;
•	delays in receipt of anticipated purchase orders;
•	delays in, or failure of, component and raw material deliveries by our suppliers; and
•	positive or negative coverage in the media or clinical publications of our products or products of our competitors or our industry.

Additionally, we typically receive orders and ship a significant amount of product toward the end of each quarter. If these orders or shipments get delayed, this could adversely affect our quarterly revenues.

In the event our actual revenue and operating results do not meet our forecasts or the forecasts or estimates of the research analysts that cover us for a particular period, the market price of our common stock may decline substantially.

We recently acquired and entered into an exclusive license for the XeroGel™ assets with CogENT Therapeutics, LLC. We may be unable to successfully integrate the manufacturing of XeroGel in a cost-effective and non-disruptive manner. In addition, acquisitions are risky and may harm our business and operating results.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and advances in technologies. Accordingly, we have pursued and may continue to pursue acquisitions of, or joint ventures relating to, complementary businesses, products or technologies instead of developing them ourselves. Our ability to grow through acquisitions will depend, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions; our ability to compete effectively for acquisition candidates; and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. We do not know if we will be able to successfully complete any future acquisitions or joint ventures. There are risks and uncertainties involved in this recent acquisition and any future acquisitions we may complete including:

•	the integration may take longer, be more difficult, time-consuming or costly to accomplish than expected;
•	business disruption and distraction after the transaction, including adverse effects on employee retention;
•	diversion of management’s attention;
•	inability to effectively manage our expanded operations;
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

In June 2016, we acquired and entered into an exclusive license for the XeroGel assets with CogENT Therapeutics, LLC. In connection with the acquisition, we became the manufacturer of XeroGel nasal packing material and will continue to market and sell XeroGel material to hospitals, offices and ASCs. We are in the process of transferring XeroGel manufacturing to our Plymouth facilities, which transfer may not be completed smoothly.

Management has made certain assumptions related to the XeroGel acquisition including those related to projections of future revenue and the amount of goodwill and intangible assets purchased. While management has made these assumptions in good faith and believes them to be reasonable, the assumptions may turn out to be materially inaccurate, including for reasons beyond our control. If these assumptions are incorrect we may change or modify them, which could have an adverse effect on our financial condition or results of operations. Given the timing of the XeroGel acquisition, the estimated fair value of the net assets acquired as of June 30, 2016 was preliminary and subject to change. During the measurement period, we have recorded adjustments to the assets acquired. Intangible assets increased from $6.4 million to $10.2 million, excluding amortization, and goodwill decreased from $4.3 million to $0.5 million. We may continue to assess and refine the purchase price allocation through the end of the measurement period, which, in accordance with applicable accounting standards, should not exceed one year from the date of the XeroGel acquisition.

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

Finally, some acquisitions may require the consent of the lender under our credit facility and we cannot predict whether the lender or future lenders would approve such acquisitions or the terms on which the lender would approve any such acquisitions. These and other risks could be heightened if we complete a large acquisition or multiple acquisitions within a relatively short period of time.

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

We have limited experience marketing and selling our products, and if we are unable to expand, manage, maintain and motivate our direct sales and marketing organizations we may not be able to generate anticipated revenue.

We began selling our first FDA-cleared product, FinESS, in April 2008. We subsequently began selling our XprESS in February 2010. As a result, we have limited experience marketing and selling our products. Our direct sales organization, including marketing and reimbursement has increased significantly over the past several years. Our operating results are directly dependent upon the sales and marketing efforts of our employees. If our direct sales force fails to adequately promote, market and sell our products, our sales may suffer.

We will need to retain and develop our direct sales personnel to build upon their expertise, tenure with our products and their relationships with customers. In order to generate future sales growth, we will need to expand the size and geographic scope of our direct sales organization. Accordingly, our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled sales personnel with significant technical knowledge of sinus procedures and related products. Because the competition for their services is high, we cannot assure you we will be able to hire and retain additional personnel on favorable or commercially reasonable terms, if at all. Failure to hire or retain qualified sales personnel would prevent us from expanding our business and generating sales. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our products, which could have an adverse impact on our business.

In addition, in January 2017, we appointed a new Vice President, Sales. While we expect this management change to enhance the effectiveness of our sales organization, no assurance can be provided that it will or that it will not have an adverse effect on our sales organization and our future revenues.

We may be unable to manage our growth effectively.

Our past growth has provided, and our future growth may create, challenges to our organization. The number of our employees has increased significantly during the past several years. In the future, we expect to hire and train new personnel as we continue to grow and expand our operations. As a public company, we need to support managerial, operational, financial and other resources. This growth may place significant strain on us. Successful growth is also dependent upon our ability to implement appropriate financial and management controls and systems and procedures. If we fail to manage these challenges effectively, there may be an adverse impact on our business.

Our international third-party distributors may not effectively distribute our products.

We depend in part on medical device distributors and strategic relationships for the marketing and selling of our products outside of the United States and the United Kingdom. We depend on these distributors’ efforts to market our products, yet we are unable to control their efforts completely. In addition, we are unable to ensure that our distributors comply with all applicable laws regarding the sale of our products. If our distributors fail to effectively market and sell our products, and in full compliance with applicable laws, our operating results and business may suffer.

Our ability to maintain our competitive position depends on our ability to attract and retain key executives and highly qualified personnel.

We believe that our continued success depends to a significant extent upon the efforts and abilities of our key executives and personnel, some of which have changed over the last year. For example, effective as of January 5, 2017, we have a new Vice President, Sales and a new General Counsel. Our Vice President, Reimbursement retired on December 31, 2016, and a new Vice President, Reimbursement is joining us on February 27, 2017. We also have a Chief Financial Officer who started with us in May 2016. As new and promoted employees gain experience in their roles, we could experience inefficiencies or lack of business continuity due to loss of historical knowledge and a lack of familiarity of new and promoted employees with business processes, operating requirements, policies and procedures. It is important to our success that these key executives quickly adapt to and excel in their new roles. If they are unable to do so, our business and financial results could be materially adversely affected. In addition, the loss of the services of any member of our senior management might significantly delay or prevent the achievement of our business objectives by diverting management’s attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business. We do not maintain fixed term employment contracts with any of our employees. Each of our executives and key employees may terminate his or her employment with us at any time. The replacement of any of our key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives and therefore could have an adverse impact on our business. In addition, we do not carry any “key person” insurance policies that could offset potential loss of service under applicable circumstances.

Many of our employees have become or will soon become vested in a substantial amount of our common stock or a number of common stock options. Our employees may be more likely to leave our company if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock. Our future success also depends on our ability to continue to attract and retain additional executive officers and other key employees.

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

While we may attempt to manage our product liability exposure by proactively recalling or withdrawing from the market any defective products, any recall or market withdrawal of our products may delay the supply of those products to our customers and may impact our reputation. We can provide no assurance that we will be successful in initiating an appropriate market recall or market withdrawal efforts that may be required in the future or that these efforts will have the intended effect of preventing product malfunctions and the accompanying product liability that may result. Such recalls and withdrawals may also be used by our competitors to harm our reputation for safety or be perceived by physicians or patients as a safety risk when considering the use of our products, either of which could have an adverse impact on our business.

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

We have limited prior experience selling our products outside of the United States and do not know if we will be successful in achieving adoption of our products and revenue growth outside of the United States in a timely manner. A variety of risks associated with international operations could materially adversely affect our business.

We established a subsidiary in the United Kingdom in 2015 and have been selling our products in certain European and other countries using a combination of direct sales representatives and a network of independent distributors. We now market our products in over 10 countries outside the United States. Although our international sales comprised less than 10 percent of our revenues during 2016, they may increase and comprise a greater portion in future periods. Our international sales and operations potentially subject us to a number of risks, including:

•	foreign currency exchange rate fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•	difficulties in finding effective distributors;
•	difficulties in managing and staffing international operations and increases in infrastructure costs including legal, tax, accounting, and information technology;
•	training of third parties on our products and the procedures in which they are used;
•	reduced and difficult protection, enforcing or defending for intellectual property rights;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•

the imposition of additional U.S. and foreign governmental controls or regulations; new or enhanced trade restrictions and restrictions on the activities of foreign agents, representatives, and distributors; withdrawal from or revision to international trade agreements and the imposition or increases in import and export licensing and other compliance requirements, customs duties and tariffs, import and export quotas and other trade restrictions, license obligations, and other non-tariff barriers to trade;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	laws and business practices favoring local companies;
•	fluctuations in our operating performance based on our geographic mix of sales;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	international regulators and third-party payors who may require additional clinical studies prior to approving or allowing reimbursement for our products;
•

disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the U.S. Foreign Corrupt Practices Act, or FCPA, regulations of the U.S. Office of Foreign Assets Controls, or OFAC, and U.S. anti-money laundering regulations, as well as exposure of our foreign operations to liability under these regulatory regimes;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•	transportation delays and interruptions;
•	national and international conflicts, including foreign policy changes or terrorist acts;
•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•	higher tax rates and potentially adverse tax consequences, including restrictions on repatriating cash and/or earnings to the U.S.; and
•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

Furthermore, in June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” As a result of the referendum, negotiations are expected to determine the future terms of the United Kingdom’s relationship with the European Union, including the terms of trade between the United Kingdom and the European Union. Although it is unknown what those terms will be, it is possible that there will be greater restrictions on the movement of goods and people between the United Kingdom and European Union countries and increased regulatory complexities, which could affect our ability to sell our products in certain European Union countries through our subsidiary in the United Kingdom. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British pound and Euro. In addition, other European countries may seek to conduct referenda with respect to continuing membership with the European Union. We do not know to what extent these changes will impact our business. These possible effects of Brexit, and others that we cannot anticipate, could adversely affect our business, operations and financial results.

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

Most of our product sales are currently denominated in U.S. dollars. However, with our subsidiary in the United Kingdom and increasing operations in non-U.S. jurisdictions, fluctuations in the value of the U.S. dollar relative to foreign currencies have recently impacted and in the future could adversely impact our operating results. In addition, such fluctuations could decrease demand for our products. For example, if the value of the U.S. dollar increases relative to the British Pound Sterling and Euro or other foreign currencies in which we transact business, our products could become more costly to the international customers and therefore less competitive in international markets. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Fluctuations in currency exchange rates could have an adverse impact on our financial results in the future.

Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws, including the FCPA and similar laws associated with our activities outside of the United States could subject us to penalties and other adverse consequences.

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act of 2010 and other anti-corruption, anti-bribery and anti-money laundering laws around the world where we conduct activities and sell our products. We face significant risks and liability if we fail to comply with the FCPA and other anti-corruption and anti-bribery laws that prohibit companies and their employees and third-party business partners, such as distributors or resellers, from authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties or candidates, employees of public international organizations including healthcare professionals, or private-sector recipients for the corrupt purpose of obtaining or retaining business, directing business to any person, or securing any advantage.

We leverage various third parties to sell our products and conduct our business abroad. We, our distributors and channel partners, and our other third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities (such as in the context of obtaining government approvals, registrations, or licenses) and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. As such, we intend to continue to implement an FCPA/anti-corruption compliance program to ensure compliance with such laws but cannot assure you that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

Any violation of the FCPA, other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, which could have a material and adverse effect on our reputation, business, operating results and prospects. In addition, responding to any enforcement action or related investigation may result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

If we fail to comply with U.S. export control and economic sanctions or fail to expand and maintain an effective sales force or successfully develop our international distribution network, our business, financial condition and operating results may be adversely affected.

We currently derive a substantial portion of our revenue from sales generated from our own predominantly U.S. but to a lesser extent our U.K. direct sales force. Failure to maintain or expand our direct sales force could adversely impact our financial and operating performance. Additionally, we use international distributors in certain foreign countries to augment our sales efforts. We cannot provide assurance that we will be able to successfully develop our relationships with third-party distributors internationally. In addition, we are subject to U.S. export control and economic sanctions laws relating to the sale of our products, the violation of which could result in substantial penalties being imposed against us. More broadly, if we fail to comply with export control laws or successfully develop our relationship with international distributors, our sales could fail to grow or could decline, and our ability to grow our business could be adversely affected. Distributors that are in the business of selling other medical products may not devote a sufficient level of resources and support required to generate awareness of our products and grow or maintain product sales. If our distributors are unwilling or unable to market and sell our products, or if they do not perform to our expectations, we could experience delayed or reduced market acceptance and sales of our products.

Failure of a key information technology system, process or site could have an adverse impact on our business.

We rely extensively on information technology systems to conduct business. These systems impact, among other things, ordering and managing materials from suppliers, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, data security and other processes necessary to manage our business. If our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate on a timely basis, we may suffer interruptions in our operations, which could have an adverse impact on our business. In addition, in 2015, we implemented a new enterprise resource planning system designed to integrate our operations, including supply-chain, order entry, manufacturing, inventory and financial reporting, among others. Our experience with this system is still limited. If the system does not continue to perform in the manner expected, our business, including our ability to report financial results accurately and timely, could be adversely affected. Furthermore, if a security breach occurs, and our proprietary information, or the information of patients using our products, is disclosed or misused, then we could be affected by the imposition of regulatory sanctions or fines, the incurring of expenses resulting from a data privacy breach, an increase in operating expenses, or the occurrence of other adverse consequences to our business.

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

We do not have redundant facilities. We perform substantially all of our research and development, manufacturing and back office activity and maintain substantially all our raw material and finished goods inventory in a single location in Plymouth, Minnesota, although XeroGel nasal packing material continues to be manufactured in Hayward, California. Our facilities and equipment would be costly to replace and could require substantial lead time to repair or replace. The facilities may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, tornadoes, flooding, fire and power outages, which may render it difficult or impossible for us to perform our research, development, manufacturing and commercialization activities for some period of time. The inability to perform those activities, combined with our limited inventory of reserve raw materials and finished product, may result in the inability to continue manufacturing our products during such periods and the loss of customers or harm to our reputation. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all.

Our total assets include substantial amounts of goodwill and intangible assets and an impairment of our goodwill or intangible assets could adversely affect our results of operations.

Goodwill and intangible assets represented approximately 14% of our total assets as of December 31, 2016. We evaluate our goodwill for impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value is below the carrying value. We evaluate intangible assets for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable. Our evaluation of impairment requires us to make certain estimates and assumptions including projections of future results. Such estimates and assumptions may not prove to be accurate in the future. After performing our evaluation for impairment, including an analysis to determine the recoverability of intangible assets, we will record a noncash impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. If these impairment losses are significant, our operating results could be adversely affected.

Risks Relating to Government Regulation

We received a Form 483 from the FDA. This could lead to a warning letter, which could have a material adverse effect on our business.

In September 2016, following an inspection of certain documentation relating to our prospective, multi-center study of children with chronic rhinosinusitis treated with the XprESS™ Multi-Sinus Dilation System, the FDA issued a Form 483, List of Inspectional Observations, containing two observations. The first observation relates to not obtaining FDA and IRB approval for changes to an investigational plan and the second observation relates to not ensuring prompt compliance with the study protocol by clinical investigators. These observations relate to study deviations which occurred when some physicians decided to treat sinuses outside of the scope of the study protocol due to medical necessity thereby avoiding the need for a follow-on procedure. Following our receipt of the Form 483, we implemented and completed corrective and preventive actions to fully address the FDA observations, and we provided written responses to the FDA detailing these corrective and preventive actions completed. The outcome of this matter is presently uncertain. We cannot assure that the FDA will conclude that our corrective and preventive actions are adequate to address the observations. If the FDA is not satisfied, it may issue a warning letter to us, which could have a material adverse effect on our business.

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

We and any of our contract manufacturers are subject to various governmental regulations related to the manufacturing of our products, and we may incur significant expenses to comply with, experience delays in our product commercialization as a result of, and be subject to material sanctions if we or our contract manufacturers violate, these regulations.

The methods used in, and the facilities used for, the manufacture of our products must comply with the FDA’s QSR which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of medical devices. The FDA enforces the QSR through periodic announced or unannounced inspections of manufacturing facilities, and both we and any contract manufacturers are subject to such inspections. We cannot guarantee that we or any third-party manufacturers will take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of our products.

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

We currently market, and intends to continue to market, our products in Europe. To market our products in the Member States of the European Economic Area, the EEA, our devices are required to comply with the essential requirements of the EU Medical Devices Directives (Council Directive 93/42/EEC of 14 June 1993 concerning medical devices, as amended). Compliance with these requirements entitles us to affix the CE conformity mark to our medical devices, without which they cannot be commercialized in the EEA. In order to demonstrate compliance with the essential requirements and obtain the right to affix the CE conformity mark, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I non‑sterile, non‑measuring devices), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the Medical Devices Directives, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization accredited by a Member State of the EEA, to conduct conformity assessments. The Notified Body would typically audit and examine the quality system for the manufacture, design and final inspection of our devices before issuing a certification demonstrating compliance with the essential requirements. Based on this certification, we can draw up an EC Declaration of Conformity, which allows us to affix the CE mark to our products.

In September 2012, the European Commission published proposals for the revision of the E.U. regulatory framework for medical devices. The proposal would replace the Medical Devices Directive with a new regulation (the “Medical Devices Regulation”). In April 2014, the European Parliament approved a package of reforms to the European Commission's proposals. In September 2015, the European Council published responses to the European Parliament’s proposed reforms. In June 2016 European lawmakers published a draft version of the Medical Devices Regulation, consolidating the various proposed regulations into a single document. Unlike the Directives that must be implemented into national laws, the Medical Devices Regulation would be directly applicable in all EEA Member States and so is intended to eliminate current national differences in regulation of medical devices. Under the draft version of the Medical Devices Regulation, only designated “special notified bodies” would be entitled to conduct conformity assessments of high-risk devices. These special notified bodies will need to notify the European Commission when they receive an application for a conformity assessment for a new high-risk device. The European Commission will then forward the notification and the accompanying documents on the device to the Medical Devices Coordination Group, a new, yet to be created body chaired by the European Commission and consisting of representatives of Member States, for an opinion.

If adopted, the Medical Devices Regulation is expected to apply three years after its formal adoption, which is anticipated to occur in 2017. In its current draft form, the Medical Devices Regulation would, among other things, also impose additional reporting requirements on manufacturers of high risk medical devices, impose an obligation on manufacturers to appoint a “qualified person” responsible for regulatory compliance, and provide for stricter clinical evidence requirements. However, these new rules and procedures may result in increased regulatory oversight of any future high-risk devices that Entellus may develop and this may, in turn, increase the costs, time and requirements that need to be met in order to maintain or place such devices on the EEA market. We do not know when or if the Medical Devices Regulation will be adopted or what exact requirements will be imposed on us if adopted. However, additional or more stringent approval requirements imposed by the Medical Devices Regulation could cause us to fail to obtain or maintain regulatory approvals, certifications or registrations in the EEA which would adversely impact our business, financial condition and operating results.

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

We are currently conducting a Eustachian tube study to support a 510(k) clearance for a new indication for our balloon sinus dilation products. In addition, we will likely need to conduct additional clinical studies in the future to support clearance for new indications for our existing products or new product lines, or for the approval of the use of our products in some foreign countries. Clinical testing can take many years, can be expensive and carries uncertain outcomes. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons.

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

In the United States and in certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the regulatory and healthcare systems in ways that could impact our ability to sell our products profitably. In the United States in recent years, new legislation has been proposed and adopted at the federal and state levels that is effecting major changes in the healthcare system. In addition, new regulations and interpretations of existing healthcare statutes and regulations are frequently adopted and cannot be predicted.

In March 2010, the Affordable Care Act was signed into law. One of the goals of the healthcare reform of the Affordable Care Act was to expand coverage to more individuals. However the Affordable Care Act and other reform legislation increase government price controls, impose additional regulatory mandates and involve other measures designed to constrain medical costs. The Affordable Care Act substantially changes the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services and significantly impacts the medical device industry. Among other things, the Affordable Care Act:

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

The results of the 2016 United States presidential and congressional elections may create regulatory uncertainty, including with respect to the United States government’s role, in the United States healthcare industry. As a result of such elections, there are renewed and reinvigorated calls for the repeal and replacement of all or parts of the Affordable Care Act. Any such repeal, replacement or material modification of the Affordable Care Act could cause significant uncertainty in the U.S. healthcare market, could increase our costs, decrease our revenues or inhibit our ability to sell our products. We cannot predict with certainty what impact any United States federal and state health reforms will have on us, but such changes could impose new and/or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely impact our business and/or revenues.

In addition, third-party payors regularly update payments to physicians and hospitals where our products are used. For Medicare, annual updates to physician payments are made using a prescribed statutory formula. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions. However, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula, and provided for a 0.5% annual increase in payment rates under the Medicare Physician Fee Schedule through 2019, but no annual update from 2020 through 2025. MACRA also introduced a merit based incentive bonus program for Medicare physicians beginning in 2019. At this time it is unclear how the introduction of the merit based incentive program will impact overall physician reimbursement under the Medicare program. In addition, the Budget Control Act of 2011 imposed reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments, will stay in effect through 2025 unless additional Congressional action is taken. These and other payment updates could directly impact the demand for our products or any products we may develop in the future, if cleared or approved.

Furthermore, we believe that many individuals who have obtained insurance coverage through the health insurance exchanges which arose as a result of the Affordable Care Act have done so with policies that have significantly higher deductibles than policies they may have obtained prior to its enactment. Because the out-of-pocket costs of undergoing a procedure such as balloon sinus dilation for patients who have not met their deductible for a given year would be significantly higher than they historically would have been, these patients may be discouraged from undergoing such a procedure due to the cost. Any reluctance on the part of patients to undergo procedures utilizing our products due to cost could impact our ability to expand sales of our products and could adversely impact our business.

We are subject to additional federal, state and foreign laws and regulations relating to our healthcare business; our failure to comply with those laws could have an adverse impact on our business.

Although we do not provide healthcare services, submit claims for third-party reimbursement, or receive payments directly from Medicare, Medicaid or other third-party payors for our products, because our products are or may be covered by insurance plans, including, without limitation, federal and state funded health care programs, we are subject to healthcare fraud and abuse regulation and enforcement by federal and state governments, which could adversely impact our business. U.S. healthcare fraud and abuse and health information privacy and security laws potentially applicable to our operations include:

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

The risk of our being found in violation of these laws and regulations is increased by the fact that many of them are highly technical in nature and have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future regarding our business or the healthcare industry in general, or what effect such legislation or regulations may have on us. Federal or state governments may impose additional restrictions or adopt interpretations of existing laws that could have a material adverse effect on us.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under such laws, it is possible that some of our business activities, including, without limitation, certain sales and marketing practices and financial arrangements, including the provision of stock options as partial compensation for consulting services, with physicians, some of whom use or purchase our products, and other customers, could be subject to challenge under one or more of such laws. Any investigation of us or action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in governmental healthcare programs, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely impact our business.

We may be subject to, or become subject to, in the future, foreign laws and regulations imposing obligations on how we collect, store and process personal information. Our actual or perceived failure to comply with such obligations could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue.

In the conduct of our business, we may at times process personal data. The U.S. federal government and various states have adopted or proposed guidelines or rules for the collection, distribution, use and storage of personal information of individuals. The European Union also has laws and regulations dealing with the collection and use of personal data obtained from their residents, which are often more restrictive than those in the United States and which restrict transfers of data to the United States unless certain requirements are met. We have operations in the United Kingdom that may subject to these rules. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. In addition, these rules are constantly changing. For example, following a decision of the European Court of Justice in October 2015, transferring personal data to U.S. companies that had certified as member of the U.S. Safe Harbor Scheme was declared invalid and the other methods to permit transfer are now under review.

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

We believe that the net proceeds from our IPO, together with the net proceeds from our underwritten public offering of common stock in the first quarter of 2017, our existing cash and cash equivalents and anticipated revenue will be sufficient to meet our capital requirements and fund our operations for at least 24 months. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. Any future funding requirements will depend on many factors, including:

•	market acceptance and sale of our products;
•	the scope, rate of progress and cost of our clinical studies;
•	the cost of our research and development activities;
•	the cost of filing and prosecuting patent applications and defending and enforcing our patent or other intellectual property rights;
•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or other intellectual property rights;
•	the cost and timing of additional regulatory clearances or approvals;
•	the cost and timing of establishing additional sales, marketing and distribution capabilities;
•	costs associated with any product recall that may occur;
•	the effect of competing technological and market developments;
•	the extent to which we acquire or invest in products, technologies and businesses; and
•	the costs of operating as a public company.

In March 2016, we filed, and the SEC declared effective, an unallocated, or “universal,” shelf registration statement on Form S-3 which permits us to offer and sell, from time to time, on a continuous or delayed basis in the future, up to $100 million of equity, debt or other types of securities described in the registration statement, or any combination of such securities, in one or more future public offerings, and permits certain selling stockholders to sell up to 3 million shares of our common stock from time to time in one or more offerings. We used this shelf registration statement to sell approximately 2.9 million shares of common stock in the first quarter of 2017 public offering, in addition to approximately 1.2 million shares of common stock sold by certain selling stockholders in the offering. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Any future debt financing into which we enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third-parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us.

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

We have outstanding indebtedness under our credit facility which beginning in March 2017, we are required to make monthly one payment of principal and interest in the amount of $1.8 million and 21 equal month payment of principal and interest in the amount of $1.0 million each. If we do not pay off or refinance this debt, these payments may adversely affect our operating results and cash flows. In addition, the terms of our credit agreement may restrict our current and future operations, and could affect our ability to respond to changes in our business and to manage our operations.

We have a credit facility with Oxford Finance LLC. As of December 31, 2016, we had $20.0 million of debt outstanding and no unused credit under the credit facility. In February 2017, we entered into an amendment to our amended and restated loan and security agreement to allow principal payments due on February 1, 2017 and March 1, 2017 to be instead paid on March 15, 2017. Accordingly, on March 15, 2017, we will make one principal and interest payment of $1.8 million and beginning on April 1, 2017 make 21 equal monthly payment of principal and interest in the amount of approximately $1.0 million each. In addition to the principal and interest payments under the credit facility, we are required to pay a final payment fee of 7.15% on all amounts outstanding, which is being accrued over the credit facility term and will be due at the earlier of maturity or prepayment. If we repay the amounts borrowed under the credit facility prior to maturity, we will also be required to pay a prepayment fee equal to 0.75% with respect to the principal amount that is prepaid. We have agreed not to pledge or otherwise encumber our intellectual property assets, except for permitted liens, as such terms are defined in the credit facility and except as otherwise provided for in the credit facility. The credit facility contains no financial covenants, and we were in compliance with its affirmative and restrictive covenants as of December 31, 2016. If we do not pay off or refinance this debt, these payments may adversely affect our operating results and cash flows. In addition, the credit agreement contains events of default customary for transactions of this type, including non-payment, misrepresentation, breach of covenants, and bankruptcy. In the event we fail to satisfy our covenants, or otherwise go into default, Oxford Finance LLC, has a number of remedies, including sale of our assets and acceleration of all outstanding indebtedness, which would have a material adverse effect on our financial condition.

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

Our stock price has been, and is likely to continue to be, volatile. During 2016, the sale price of our common stock ranged from $13.72 to $22.63. Our daily trading volume ranged from 9,200 to 309,500 during 2016. In recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance. The market price of our common stock may fluctuate substantially due to many factors, including, among others:

•	the volume and timing of sales of our products;
•	the introduction of new products or product enhancements by us or others in our industry;
•	our ability to develop, obtain regulatory clearance or approval for, and market new and enhanced products on a timely basis;
•	quarterly variations in our results of operations or those of others in our industry;
•	media exposure of our products or of those of others in our industry;
•	changes in governmental regulations or in reimbursement;
•	disputes or other developments with respect to our or others’ intellectual property rights;
•	product liability claims or other litigation;
•	changes in earnings estimates or recommendations by securities analysts; and
•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

As of February 15, 2017, our officers, directors and principal stockholders each holding more than 5% of our common stock, collectively control approximately 45% of our outstanding common stock. As a result, these stockholders, if they were to act together, would be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

Future sales of shares could cause our stock price to decline.

Our stock price could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Persons who were our stockholders prior to our IPO continue to hold a substantial number of shares of our common stock, and sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.

Moreover, certain holders of our common stock have rights to require us to register their shares under the Securities Act, and to participate in future registrations of securities by us, subject to certain conditions. In addition, shares of common stock that are either subject to outstanding options, issuable upon vesting of restricted stock units or reserved for future issuance under our stock incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act and, in any event, we have filed a registration statement permitting shares of common stock issuable under our stock incentive plans to be freely sold in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Certain of our employees, executive officers and directors have entered or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the employee, director or officer when entering into the plan, without further direction from the employee, officer or director. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our employees, executive officers and directors also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information. Shares of our common stock sold under these plans, or the perception that such shares may be sold in the public market, may adversely affect the trading price of our common stock. In addition, sales by our insiders under these plans may adversely affect investors’ views of the future value of our common stock.

In the event that our internal control over financial reporting is perceived as inadequate, or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the trading price of our common stock could decline.

We are subject to the periodic reporting requirements of the Exchange Act. As a result, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. As a public company, we are required, under Section 404(a) of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. We designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Our corporate headquarters and manufacturing facilities are located in Plymouth, Minnesota, where we occupy a total of approximately 52,000 square feet of leased office and warehouse space. The terms of our two leases both expire in June 2021. In connection with our XeroGel acquisition, we assumed a lease agreement for manufacturing facility space in Hayward, California through August 2017. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed on acceptable terms.

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

	High	Low
Fiscal year 2016
First Quarter	$18.40	$13.92
Second Quarter	$19.50	$13.72
Third Quarter	$22.45	$17.06
Fourth Quarter	$22.63	$16.18

	High	Low
Fiscal year 2015
First Quarter (starting January 29, 2015)	$24.91	$19.00
Second Quarter	$28.81	$20.54
Third Quarter	$26.75	$17.72
Fourth Quarter	$22.16	$14.72

Holders

As of the close of business on February 15, 2017, there were 104 holders of record of our common stock. Since many of the shares of common stock are registered in “nominee” or “street” names, we believe that the total number of beneficial owners is considerably higher.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. In addition, our existing credit facility restricts our ability to pay dividends on our capital stock. Any future determination to pay dividends will be made at the discretion of our board of directors, subject to applicable laws and the restrictions set forth in our credit facility, and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements. Our future ability to pay cash dividends on our capital stock may also be limited by the terms of any future debt or preferred securities or future credit facility.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Medical Equipment Index for the period beginning on January 29, 2015, the first day our common stock was traded on The NASDAQ Global Market, and ending on December 31, 2016.

The above graph is based upon common stock and index prices calculated as of the end of each period. The closing price of our common stock on December 30, 2016, the last trading day of 2016, was $18.97 per share. The stock price performance of our common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.

Recent Sales of Unregistered Securities

During the fourth quarter ended December 31, 2016, we did not sell any of our equity securities that were not registered under the Securities Act of 1933, as amended.

Repurchases of Equity Securities by the Issuer

We did not purchase any shares of our common stock or other equity securities of our company during the fourth quarter ended December 31, 2016.

Use of Proceeds

On January 28, 2015, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-201237), as amended, filed in connection with our initial public offering. Pursuant to the Registration Statement, as well as the Registration Statement on Form S-1 (File No. 333-201741) filed on January 28, 2015 to register additional securities, we issued and sold an aggregate of approximately 5.3 million shares of our common stock at a price to the public of $17.00 per share (including approximately 0.7 million shares sold pursuant to an option granted to the underwriters). The offering commenced as of January 28, 2015 and did not terminate before all of the securities registered in the Registration Statements were sold on February 3, 2015. The syndicate of underwriters was led by Merrill Lynch, Pierce, Fenner & Smith Incorporated and Piper Jaffray & Co., as joint book-running managers, and William Blair and Canaccord Genuity acted as co-managers. We raised approximately $81.0 million in net proceeds after deducting $6.3 million in underwriting discounts and commissions and $2.7 million in other offering expenses. As of December 31, 2016, we have used approximately $38.0 million of the proceeds from our IPO to fund product development and clinical research expenses, sales, marketing, working capital and general corporate purposes and $11.0 million of such proceeds to pay the XeroGel acquisition purchase price. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses and to non-employee directors as compensation for board committee service. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated January 28, 2015, filed with the SEC pursuant to Rule 424(b).

Item 6.	Selected Financial Data

The following tables set forth, for the periods and as of the dates indicated, our selected financial data. The consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2013 and 2012 and consolidated balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our audited financial statements that are not included in this Annual Report on Form 10-K. You should read the following information together with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not indicative of the results to be expected in the future.

	Years ended December 31,
(in thousands, except per share amounts)	2016	2015	2014	2013	2012
Consolidated Statement of Operations Data:
Revenue	$75,184	$61,570	$48,820	$32,545	$17,559
Cost of goods sold	18,720	14,058	10,754	7,808	4,784
Gross profit	56,464	47,512	38,066	24,737	12,775
Operating expense:
Selling and marketing	56,827	44,947	32,763	27,631	21,634
Research and development	7,792	5,387	4,307	5,143	5,896
General and administrative	18,560	13,034	6,097	4,311	4,080
Total operating expense	83,179	63,368	43,167	37,085	31,610
Loss from operations	(26,715)	(15,856)	(5,101)	(12,348)	(18,835)
Other expense, net	(2,009)	(2,444)	(1,828)	(1,048)	(161)
Loss before income tax expense	(28,724)	(18,300)	(6,929)	(13,396)	(18,996)
Income tax expense	(6)	—	—	—	—
Net loss	$(28,730)	$(18,300)	$(6,929)	$(13,396)	$(18,996)
Net loss per share:
Basic and diluted	$(1.53)	$(1.06)	$(4.62)	$(11.82)	$(27.29)
Weighted average shares used in the calculation of loss per share:
Basic and diluted	18,839	17,217	1,499	1,133	696

	Years ended December 31,
(in thousands)	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Cash and cash equivalents	$21,417	$28,548	$3,484	$7,709	$6,681
Short-term investments	10,845	38,210	—	—	6,634
Working capital	29,987	73,822	7,763	10,702	15,456
Total assets	72,089	87,185	19,236	17,876	20,546
Total debt (credit facility) (1)	19,884	19,824	19,763	14,709	7,019
Total liabilities	36,644	29,589	28,036	20,550	10,894
Convertible preferred stock	—	—	91,554	91,554	91,554
Accumulated deficit	(150,788)	(122,058)	(103,758)	(96,829)	(83,433)
Total stockholders’ equity (deficit)	35,445	57,596	(100,354)	(94,228)	(81,902)

(1)

On January 1, 2016, we early adopted Accounting Standards Update 2015-03. The amounts in prior periods have been adjusted to reflect the reclassification of the debt issuance costs previously reported in Other assets as a direct deduction from the carrying amount of our related debt liability. See Note B — Summary of Significant Accounting Policies of the notes to our consolidated financial statements for more information.

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

Business Overview

We are a medical technology company focused on delivering superior patient and physician experiences through products designed for the minimally invasive treatment of chronic and recurrent sinusitis in both adult and pediatric patients. Our platform of products provides effective and easy-to-use solutions designed to simplify everything from diagnosis and patient selection, to complex case revisions and post-operative care. Our three core product lines, XprESS™ Multi-Sinus Dilation Systems, MiniFESS™ Surgical Instruments, and FocESS™ Imaging & Navigation, are designed to enable ear, nose and throat, or ENT, physicians to conveniently and comfortably perform a broad range of procedures in the ENT physician office and simplify operating room based treatment. When used as a stand-alone therapy in the physician’s office, our balloon sinus dilation products are the only devices proven in a sufficiently powered prospective, multicenter, randomized, controlled trial to be as effective as functional endoscopic sinus surgery, or FESS, the primary surgical treatment for chronic and recurrent sinusitis. Patients treated with our products in this trial in the ENT physician office also experienced faster recovery, less bleeding at discharge, less use of prescription pain medication and fewer post-procedure debridements than patients receiving FESS.

We believe our minimally invasive balloon sinus dilation devices, along with the additional sinus surgery products we have sold, have facilitated a shift towards office-based treatment of chronic and recurrent sinusitis patients who are candidates for sinus surgery in the operating room. We believe this shift has been facilitated by our technology and clinical data, as well as procedure economics that are favorable to the healthcare system, patient and provider. Our XprESS family of products is used to treat patients with inflammation of the frontal, ethmoid, sphenoid and maxillary sinuses and is specifically designed for ease-of-use in the ENT physician office setting. Our XprESS family of products includes our XprESS Pro device, our XprESS LoProfile device and our XprESS Ultra device. We derive a significant portion of our revenue from our XprESS family of products. Our research and development efforts are focused primarily on enhancing our XprESS family of products and broadening their indications for use, as well as developing new related products.

We consider new products to be any non-balloon products released within the last 24 months. As of December 31, 2016, new products included our Fiagon Image Guidance Systems and accessories, MiniFESS Tools, FocESS Scopes and accessories, Cyclone Sinonasal Suction and Irrigation System, Entellus Medical Shaver System and FocESS HD Wireless Camera System.

In June 2016, we entered into an amended and restated agreement with Fiagon NA Corporation that, subject to certain limited exceptions for third parties that were then distributing Fiagon products, grants us exclusive distribution rights for Fiagon Image Guidance Systems, or Fiagon IGS, and certain components, parts and related ancillary products to ENT physicians in hospitals, physician offices and ambulatory surgery centers, or ASCs, in the United States, certain U.S. territories and Canada.

In June 2016, we acquired and entered into an exclusive license for the XeroGel™ assets with CogENT Therapeutics, LLC for $11.0 million in cash. We refer to this transaction as the XeroGel acquisition. Under the terms of the agreements, we became the manufacturer and continue to sell XeroGel nasal packing material to hospitals, offices and ASCs. Prior to the transaction, we were the exclusive distributor of XeroGel in the United States. The distribution agreement between the two parties was terminated in connection with the transaction. As a result of the XeroGel nasal packing material acquisition, we began recognizing all XeroGel revenue on a gross basis effective June 29, 2016, the date of the acquisition.

Our direct U.S. sales force engages in sales and promotional activities focused on ENT physicians. As of December 31, 2016, we have expanded our sales force to include 90 full quota-carrying representatives, an increase of 5% from our 86 full quota-carrying representatives as of December 31, 2015. We expect to continue to expand our full-quota carrying representatives to approximately 100 to 110 by the end of 2017, after which we anticipate driving efficiencies through a stabilized sales force.

In the second quarter of 2015, we established a subsidiary in the United Kingdom and started the process of selling our products in certain European countries using a combination of direct sales representatives and a network of independent distributors with experience in selling products into ENT markets in those regions. We intend to continue to increase our presence outside the United States through expansion of our U.K. sales force and as well as the addition of distributors.

In December 2016, the National Institute for Health and Care Excellence, or NICE, provided positive guidance for use of our XprESS Multi-Sinus Dilation System, recommending it for use in patients with uncomplicated chronic sinusitis who do not have severe nasal polyposis. In these patients, NICE has asserted that, in comparison with FESS, our XprESS Multi-Sinus Dilation System works as well, is associated with faster recovery times and can more often be performed under local anesthesia. The NICE guidance indicates that our XprESS Multi-Sinus Dilation System is cost saving compared to FESS based on device cost, length of FESS procedure and assuming the treatments are performed under local anesthetic, in an outpatient setting. NICE estimates that, by adopting our technology, the National Health Service in England may save up to £7.4 million per year by 2020. The NICE guidance is specific to the XprESS Multi-Sinus Dilation System and does not extend to any other balloon sinus dilation technology.

We invest substantial resources to educate ENT physicians and patients on the proven clinical advantages of stand-alone balloon sinus dilation. We have a diverse customer base of ENT physicians, hospitals and ASCs, with no single customer accounting for more than 5% of our revenue during the year ended December 31, 2016. Our customers are reimbursed by governmental and private health insurers for procedures using our products pursuant to reimbursement codes specific to the setting of the procedure. Our revenues are dependent upon the future market acceptance and adoption of our existing and new products, appropriate pricing and adequate level of coverage or reimbursement for procedures using such products.

When used as a stand-alone balloon sinus dilation procedure in the physician office setting, the practice expense component of the physician’s fee is intended to cover all or a portion of the cost of our products. When used in an operating room in an ASC or hospital, our products are typically utilized as tools used during FESS and are not separately reimbursed by third-party payors. Medicare issued a final rule on the Hospital Outpatient Prospective Payment System, or OPPS, for 2017 which includes a reduction of payments for certain outpatient procedures performed in the hospital when FESS is performed on more than two sinuses. The result is to bundle payments for multi-sinus surgery regardless of the number of sinuses being treated. On average we expect most hospitals will experience a reduction in Centers for Medicare and Medicaid Services, or CMS, reimbursement depending on the number of sinuses being treated.

We manufacture and assemble all of our proprietary products at our facility in Plymouth, Minnesota with components supplied by external suppliers. XeroGel nasal packing material continues to be manufactured in Hayward, California but we anticipate transitioning this to our Plymouth facility by the end of 2017. We increased the size of our Plymouth facility in February 2016 by approximately 19,700 square feet to a total of approximately 52,000 square feet. As of December 31, 2016, our manufacturing organization included 37 people. We expect the capacity of our current facility to be able to meet expected demand through at least the end of 2020.

Financial Overview

•

We generated revenue of $75.2 million for the year ended December 31, 2016, compared to revenue of $61.6 million for the year ended December 31, 2015, an increase of 22%. The growth in revenue was primarily attributable to new product introductions and an increase in sales of our XprESS family of products, through broader account penetration, both in the office and operating room, partially offset by lower balloon prices. Foreign currency exchange rates negatively impacted revenue for the year ended December 31, 2016 by approximately $0.2 million.

•	For the fourth quarter of 2016 our full quota-carrying representatives sold at an annualized rate of approximately $880,000 compared to $775,000 for the fourth quarter of 2015.
•

Revenue per procedure was approximately $1,500 in the fourth quarter of 2016, up approximately one percent over the fourth quarter of 2015. We calculate revenue per procedure by dividing our revenue from disposable products, which includes our balloon sinus dilation products, Fiagon disposable products, XeroGel nasal packing material, disposable shaver blades, Cyclone, light fibers and surgical procedure packs, by the number of balloon sinus dilation devices sold during the quarter. We believe the number of balloon sinus dilation devices sold during a quarter is a reasonable proxy for the number of balloon procedures performed in the quarter because a balloon sinus dilation procedure often results in revenue from the sale of not just balloon devices, but also ancillary disposable products used in a balloon procedure. For this reason, in making this calculation, we include revenue from the ancillary disposable products noted above in addition to balloon devices, which is then divided by an estimated number of procedures based on the number of balloon sinus dilation devices sold.

•

We had a net loss of $28.7 million for the year ended December 31, 2016 compared to a net loss of $18.3 million for the year ended December 31, 2015 primarily due to increased compensation and other employee-related expenses resulting from expansion of our sales and corporate staff. The increase was also attributable to investments related to the launch of new products and other corporate charges, including expenses associated with our recent senior management changes.

•	In June 2016, we acquired and entered into an exclusive license for the XeroGel™ assets with CogENT Therapeutics, LLC for $11.0 million in cash.
•

We subsequently recorded adjustments to the assets acquired in the XeroGel acquisition; intangible assets increased from $6.4 million to $10.2 million, excluding amortization; and goodwill decreased from $4.3 million to $0.5 million.

•

We expect to continue to incur losses until at least 2018 as we expend resources to expand our organization to support planned sales growth and expansion while also continuing to invest in the development of next generation products and new products for the ENT market. As of December 31, 2016, we had an accumulated deficit of $150.8 million. We operate in one segment.

•

Our primary sources of capital to date have been from sales of our products, net proceeds from our initial public offering, or IPO, net proceeds from our recent first quarter 2017 public offering, private placements of our convertible preferred securities prior to our IPO, and amounts borrowed under our credit facility.

•

In the first quarter of 2017, we completed a public offering of shares of our common stock, issuing a total of 2.9 million shares of common stock (including 0.5 million shares issued after exercise by the underwriters of their option to purchase additional shares) at an offering price of $17.00 per share. Certain of our existing stockholders also sold approximately 1.2 million shares of common stock in the offering. We received estimated net proceeds of approximately $45.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us. We did not receive any proceeds from the sale of shares by the existing selling stockholders.

•

In February 2017, we entered into an amendment to our amended and restated loan and security agreement to allow principal payments due on February 1, 2017 and March 1, 2017 to be instead paid on March 15, 2017. Accordingly, on March 15, 2017, we expect to make one principal and interest payment of $1.8 million and beginning on April 1, 2017 make 21 equal monthly payment of principal and interest in the amount of approximately $1.0 million each.

Components of Our Results of Operations

Revenue

We derive a significant portion of our revenue from the sale of our XprESS family of products to ENT physicians, hospitals and ASCs. We also derive revenue from the sale of Fiagon IGS products for which we are the exclusive distributor in the United States and Canada, additional sinus diagnostic and surgery products, including our MiniFESS and FocESS product lines and our XeroGel product. Our revenue growth has been driven by, and we expect our revenue to continue to increase in the future as a result of, the introduction of new products, continued international expansion, increased physician awareness of our products, the clinical efficacy of stand-alone balloon sinus dilation and increased insurance coverage for balloon sinus dilation procedures. Any reversal in these trends could have a negative impact on our future revenue. In addition, we have expanded our sales and marketing infrastructure to help us drive and support revenue growth and we intend to continue this expansion. Our revenue has fluctuated, and we expect our revenue to continue to fluctuate, from quarter to quarter, as well as within each quarter, due to a variety of factors, including seasonality, timing of new product introductions, competitor product introductions, associated physician evaluations and competitor pricing changes.

Seasonality

Our business is typically affected by seasonality. In the first quarter, our results can be impacted by adverse weather and by the resetting of annual patient healthcare insurance plan deductibles, both of which may cause patients to delay elective procedures in which our products are used. In the second quarter, demand may be increased by the seasonal nature of allergies and the resultant onset of sinus-related symptoms. In the third quarter, the number of balloon sinus dilation and FESS procedures nationwide is historically lower than other quarters throughout the year, which we believe is attributable to the summer vacations of ENT physicians and their patients. In the fourth quarter, demand may be increased by the onset of the cold and flu season and related symptoms, as well as the desire of patients to spend the remaining balances in their flexible-spending accounts or because of lower out-of-pocket costs to patients who have met their annual deductibles under their health insurance plans.

Cost of Goods Sold and Gross Margin

Cost of goods sold for products we manufacture and assemble consists primarily of material costs, manufacturing overhead costs and direct labor. A significant portion of our cost of goods sold consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. Cost of goods sold for products we manufacture and assemble also includes depreciation expense for production equipment, shipping costs and royalty expense related to our licensing agreement with Acclarent, Inc. that is payable in connection with sales of certain of our manufactured products. For those products we sell as a distributor, our cost of goods sold consists primarily of transfer price. We expect cost of goods sold to increase in absolute dollars primarily as, and to the extent, our revenue grows.

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and we expect will continue to be affected by a variety of factors, including product sales mix, geographic mix and prices, launch of new products, the impact of distributor relationships, which generally result in lower gross margins, production volumes, manufacturing costs and product yields, and to a lesser extent, the implementation of cost-reduction strategies. We believe our gross margins are likely to be moderately lower in future periods compared to prior year periods.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of compensation for personnel, including base salaries and variable compensation associated with sales results, spending related to marketing, reimbursement and customer service functions, and stock-based compensation. Other selling and marketing expenses include training, travel expenses, promotional activities, conferences, trade shows and consulting services. If our revenue from sales of new or existing products increases, we expect our selling and marketing expenses to increase primarily as a result of increased compensation expenses for existing and new sales personnel, including stock-based compensation.

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of engineering, product development, clinical studies to develop and support our products, regulatory expenses, consulting services, materials, depreciation, and other costs associated with products and technologies in development and next generation versions of current devices. These expenses include employee and non-employee compensation, including base salaries and bonus compensation, stock-based compensation, supplies, materials, quality assurance expenses allocated to R&D programs, consulting expenses, related travel expenses and facilities expenses, in each case related to R&D programs. Clinical expenses include clinical trial management and monitoring, payments to clinical investigators, data management and travel expenses and the cost of manufacturing products for clinical trials. We expect R&D expenses to increase modestly, as increases in expenses related to developing, enhancing and commercializing new products and technologies will be only partially offset by the timing and extent of expenses relating to clinical studies. We expect R&D expenses as a percentage of revenue to vary over time depending on the level and timing of initiating new product development efforts as well as our clinical development activities.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for personnel, including base salaries and bonus compensation, spending related to finance, information technology, human resource functions and stock-based compensation. Other general and administrative expenses include consulting expenses, travel expenses, credit card processing fees, professional services fees, audit fees, insurance costs and general corporate expenses, including allocated facilities-related expenses. As we expand our commercial infrastructure to both drive and support our planned growth in revenue, we expect our general and administrative expenses will continue to increase. We also expect to continue to incur legal, accounting, insurance and other professional service fees associated with being a public company, which may increase further when we are no longer able to rely on the “emerging growth company” exemption we are afforded under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.

Other Expense, Net

Other expense, net primarily consists of interest expense payable under our credit facility, interest income and realized foreign currency gains and losses. Prior to our IPO, other expense, net also consisted of fair value adjustment related to our former convertible preferred stock warrants, which were accounted for as a liability and marked-to-market at each reporting period. In connection with the IPO, the warrants converted to warrants to purchase shares of our common stock and were no longer treated as a liability. We performed the final revaluation of the preferred stock warrant liability in January 2015 in connection with the completion of the IPO.

Results of Operations

Comparison of Years Ended December 31, 2016 and 2015

	Years ended December 31,		Changes
(in thousands)	2016	2015	$ Change	% Change
Revenue	$75,184	$61,570	$13,614	22%
Cost of goods sold	18,720	14,058	4,662	33%
Gross profit	56,464	47,512	8,952	19%
Gross margin	75%	77%
Operating expenses
Selling and marketing	56,827	44,947	11,880	26%
Research and development	7,792	5,387	2,405	45%
General and administrative	18,560	13,034	5,526	42%
Total operating expenses	83,179	63,368	19,811	31%
Loss from operations	(26,715)	(15,856)	(10,859)	68%
Other expense, net	(2,009)	(2,444)	435	(18)%
Loss before income tax expense	(28,724)	(18,300)	(10,424)	57%
Income tax expense	(6)	—	(6)	(100)%
Net loss	$(28,730)	$(18,300)	$(10,430)	57%

Revenue

Revenue increased $13.6 million, or 22%, to $75.2 million during the year ended December 31, 2016, compared to $61.6 million during the year ended December 31, 2015. The growth in revenue was primarily attributable to new product introductions and an increase in sales of our XprESS family of products, through broader account penetration, both in the office and operating room partially offset by lower balloon prices.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $4.7 million, or 33%, to $18.7 million during the year ended December 31, 2016, compared to $14.1 million during the year ended December 31, 2015. The increase in cost of goods sold was primarily attributable to increased sales of new products and our XprESS family of products.

Gross margin for the year ended December 31, 2016 decreased to 75%, compared to 77% for the year ended December 31, 2015. Although unit sales increased, the gross margin decreased due to product and geographic mix of revenue and costs associated with expanded capacity for anticipated future growth.

Selling and Marketing Expenses

Selling and marketing expenses increased $11.9 million, or 26%, to $56.8 million during the year ended December 31, 2016, compared to $44.9 million during the year ended December 31, 2015. This increase was primarily attributable to a $10.4 million increase in salaries, benefits, stock-based compensation, travel expenses and other employee-related expenses as a result of increased headcount in our sales and marketing organization. In addition, other selling and marketing expenses increased $1.5 million primarily due to training and education activities.

Research and Development Expenses

R&D expenses increased $2.4 million, or 45%, to $7.8 million during the year ended December 31, 2016, compared to $5.4 million during the year ended December 31, 2015. This increase in R&D expenses was primarily due to an increase of $1.6 million in salaries, benefits and stock-based compensation. In addition, other research and development expenses increased $0.8 million.

General and Administrative Expense

General and administrative expenses increased $5.5 million, or 42%, to $18.5 million during the year ended December 31, 2016, compared to $13.0 million during the year ended December 31, 2015. This increase was primarily due to an increase of $2.7 million in salaries, benefits and stock-based compensation. In addition, business development, insurance, software and legal fees increased $2.0 million. Credit card processing fees, facility expenses and other general and administrative expenses accounted for the remaining increase.

Other Expense, Net

Other expense, net, reflected an expense of $2.0 million during the year ended December 31, 2016 compared to an expense of $2.4 million during the year ended December 31, 2015. This decrease in expense was primarily attributable to the $0.3 million associated with the revaluation of our then-outstanding convertible preferred stock warrants in 2015.

We performed the final revaluation of the preferred stock warrant liability in January 2015 in connection with the completion of the IPO.

Income Tax Expense

Income tax expense reflected an expense of less than $0.1 million during the year ended December 31, 2016 attributable to the goodwill acquired in the XeroGel acquisition. We recognized no income tax expense during the year ended December 31, 2015.

Comparison of Years Ended December 31, 2015 and 2014

	Year ended December 31,		Changes
(in thousands)	2015	2014	$ Change	% Change
Revenue	$61,570	$48,820	$12,750	26%
Cost of goods sold	14,058	10,754	3,304	31%
Gross profit	47,512	38,066	9,446	25%
Gross margin	77%	78%
Operating expenses
Selling and marketing	44,947	32,763	12,184	37%
Research and development	5,387	4,307	1,080	25%
General and administrative	13,034	6,097	6,937	114%
Total operating expenses	63,368	43,167	20,201	47%
Loss from operations	(15,856)	(5,101)	(10,755)	211%
Other expense, net	(2,444)	(1,828)	(616)	34%
Net loss	$(18,300)	$(6,929)	(11,371)	164%

Revenue

Revenue increased $12.8 million, or 26%, to $61.6 million during the year ended December 31, 2015, compared to $48.8 million during the year ended December 31, 2014. The growth in revenue was primarily attributable to an increase in sales of our XprESS family of products through broader account penetration and increased sales of new products.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $3.3 million, or 31%, to $14.1 million during the year ended December 31, 2015, compared to $10.7 million during the year ended December 31, 2014. The increase in cost of goods sold was primarily attributable to the growth in sales of our XprESS family of products and to a lesser extent, increased sales of new products.

Gross margin for the year ended December 31, 2015 decreased to 77%, compared to 78% for the year ended December 31, 2014. Although unit sales increased, the gross margin decreased due to product and geographic mix, as well as increased overhead costs.

Selling and Marketing Expenses

Selling and marketing expenses increased $12.2 million, or 37%, to $44.9 million during the year ended December 31, 2015, compared to $32.8 million during the year ended December 31, 2014. This increase was primarily attributable to an $8.0 million increase in salaries, benefits, stock-based compensation, travel expenses and other employee-related expenses as a result of increased headcount in our sales and marketing organization. In addition, other selling and marketing expenses increased $4.2 million.

Research and Development Expenses

R&D expenses increased $1.1 million, or 25%, to $5.4 million during the year ended December 31, 2015, compared to $4.3 million during the year ended December 31, 2014. This increase in R&D expenses was primarily due to an increase of $0.8 million in salaries, benefits, stock-based compensation, travel expenses and other employee-related expenses. In addition, other research and development expenses increased $0.3 million.

General and Administrative Expenses

General and administrative expenses increased $6.9 million, or 114%, to $13.0 million during the year ended December 31, 2015, compared to $6.1 million during the year ended December 31, 2014. This increase was primarily due to an increase of $3.0 million in salaries, stock-based compensation, benefits and other employee-related expenses. In addition, external consultant, contract and other outside services fees increased $1.9 million and insurance, software and legal fees increased $1.2 million. Credit card processing fees, facility expenses and other general and administrative expenses accounted for the remaining increase.

Other Expense, Net

Other expense, net, reflected an expense of $2.4 million during the year ended December 31, 2015, compared to an expense of $1.8 million during the year ended December 31, 2014. This increase was primarily attributable to a $0.4 million increase in interest expense related to our credit facility and a $0.3 million increase associated with the revaluation of our then-outstanding convertible preferred stock warrants, partially offset by a $0.1 million increase in interest income related to our available for sale securities.

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

We entered into a distribution agreement with CogENT Therapeutics, LLC, or CogENT, in September 2013 and exclusively distributed XeroGel nasal packing material in the United States from October 2013 to June 2016. For products shipped from the CogENT warehouse to customers, CogENT was responsible for all manufacturing, order fulfillment, quality and regulatory requirements of the product. For these direct shipment orders, we did not take title to CogENT products prior to products being ordered by customers or in the event CogENT products are returned by customers. We recorded transactions under this arrangement on a net basis based on the difference between the amounts billed to customers less the amounts paid to CogENT for the XeroGel product. In June 2016, we acquired and entered into an exclusive license for the XeroGel assets with CogENT for $11.0 million in cash. Under the terms of the agreements, we now manufacture and sell XeroGel nasal packing material to hospitals, offices and ASCs. The distribution agreement between the two parties was terminated in connection with the XeroGel acquisition, and we began recognizing all XeroGel revenue on a gross basis effective June 29, 2016.

Our net revenue from XeroGel sales for the period January 1, 2016 through June 28, 2016 and the years ended December 31, 2015 and 2014 was approximately $0.7 million, $1.2 million and $0.8 million, respectively. We record transactions for XeroGel sales for which we take title, ship the product and handle returns on a gross basis. The amounts of revenue recorded on a gross basis from XeroGel sales for the period from January 1, 2016 through June 28, 2016 and the years ended December 31, 2015 and 2014 was approximately $0.1 million, $0.2 million and $0.1 million, respectively.

Stock-Based Compensation

We account for all stock-based compensation awards using a fair value method. We record stock options at their estimated grant date fair value using the Black-Scholes option pricing model. We recognize the fair value of each award as an expense on a straight-line basis over the requisite service period, generally the vesting period of the equity grant.

The valuation model for stock compensation expense requires us to make assumptions and judgments about the variables used in the calculation including the expected life (weighted-average period of time that the options granted are expected to be outstanding), the expected volatility of our common stock, an assumed risk-free interest rate, the dividend yield and the estimated forfeitures of unvested stock options. We have opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. Due to our limited operating history and company-specific historical and implied volatility data, we have based our estimate of expected volatility on the blended historical volatility of a group of similar companies that are publicly traded and our historical volatility. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based payments. We will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for our common stock becomes available. The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of our stock options. The expected dividend assumption is based on our history of not paying dividends and our expectation that we will not declare dividends for the foreseeable future.

The assumptions used in the Black-Scholes option pricing model for the periods specified below are as follows:

	Years ended December 31,
	2016	2015	2014
Expected life in years	6.1	6.0	5.8
Risk-free interest rate	1.6%	1.8%	1.7%
Expected dividend yield	0%	0%	0%
Expected volatility	51%	56%	54%

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

•	the likelihood of a liquidity event such as an initial public offering, a merger or the sale of our company; and
•

any recent valuations prepared in accordance with the American Institute of Certified Public Accountants Practice Aid entitled Valuation of Privately Held Company Equity Securities Issued as Compensation.

For stock options granted subsequent to our IPO, the exercise price is equal to the closing sale price of our common stock on the grant date, as reported on the NASDAQ Global Market.

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

Goodwill Impairment

We chose November 1 to assess our annual goodwill for any impairment in order to closely align with the timing of our annual planning process. On an annual basis, or more frequently upon the occurrence of certain events, we test for goodwill impairment using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit. If based on the qualitative factors, it is more likely than not that the fair value of the reporting unit is less than the carrying amount of the reporting unit, we are then required to perform the next step of the goodwill impairment test. The second step is to identify a potential impairment by comparing the calculated fair value of a reporting unit with its carrying amount. The fair value of a reporting unit is determined based on a discounted cash flow analysis and further analyzed using other methods of valuation. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections. In addition, an assumed terminal value is used to project future cash flows beyond base years. Assumptions used in our impairment testing are consistent with our internal forecasts and operating plans. Our discount rate was based on our debt and equity balances, adjusted for current market conditions and investor expectations of return on its equity. If the fair value of a reporting unit exceeds our carrying amount, there is no impairment. If the calculated fair value is less than the carrying value, the third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its carrying amount. To the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, a write-down of the reporting unit’s goodwill would be necessary.

We performed a qualitative assessment of the reporting unit and determined that it was not more likely than not that the fair value of the reporting unit was less than the carrying amount of the reporting unit; therefore, we were not required to perform the next step of the goodwill impairment test. For the year ended December 31, 2016, no goodwill impairment was identified. We did not have any goodwill on our consolidated balance sheet prior to the XeroGel acquisition.

Recent Accounting Pronouncements

In May 2014, Financial and Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers. This standard will eliminate the transaction and industry specific revenue recognition guidance under current U.S. GAAP and replace it with a principles based approach for determining revenue recognition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606 – Revenue from Contracts with Customers, to clarify the Codification or to correct unintended application of guidance. The new guidance is effective for private companies and emerging growth companies annual and interim periods beginning after December 15, 2018. ASU 2014-09 allows for full retrospective adoption applied to all periods presented or modified retrospective adoption with the cumulative effect of initially applying the standard recognized at the date of initial application. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations – Reporting Revenue Gross versus Net. This ASU clarifies the revenue recognition implementation guidance for preparers on certain aspects of principal versus agent consideration. The amendments in this ASU are effective private companies and emerging growth companies beginning after December 15, 2018. The adoption of ASU 2016-08 will be concurrently adopted with the adoption of ASU 2014-09. We plan to adopt the new guidance beginning January 1, 2019.

We have performed a review of the requirements of the new guidance and have identified which of our revenue streams will be within the scope of ASU 2014-09.  We are working through an adoption plan which includes a review of customer contracts, applying the five-step model of the new standard, to each revenue stream and comparing the results to our current accounting; an evaluation of the method of adoption; and assessing changes that might be necessary to information technology systems, processes, and internal controls to capture new data and address changes in financial reporting. Because of the nature of the work that remains, at this time we are unable to reasonably estimate the impact of adoption on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance, which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. A company should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, a company is required to comply with the applicable disclosures for a change in an accounting principle. The guidance only affects the presentation of debt issuance costs in the balance sheet and has no impact on results of operations. We applied ASU 2015-03 on January 1, 2016 and reclassified debt issuance costs from long-term assets to long-term debt. Debt issuance costs included in long-term debt in the accompanying consolidated financial statements were $0.1 million and $0.2 million at December 31, 2016 and December 31, 2015, respectively.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. We do not expect that adoption of ASU 2016-01 will have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires that lease arrangements longer than twelve months result in an entity recognizing an asset and liability. The updated guidance in this ASU are for private companies and emerging growth companies beginning after December 15, 2019. We are currently evaluating the impact of the updated guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, the estimation of forfeitures, shares withheld for taxes and classification of shares withheld for taxes on the statement of cash flows. As part of the adoption of this guidance we have elected to account for forfeitures of share-based awards as they occur.  We adopted ASU 2016-09 on January 1, 2017 and there was not a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This ASU is effective for private companies and emerging growth companies beginning after December 15, 2020; the ASU allows for early adoption as of the beginning of an interim or annual reporting period beginning after December 15, 2018. We are currently assessing the impact that this standard will have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statements of Cash Flows – Classifications of Certain Cash Receipts and Cash Payments, to clarify how companies present and classify certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for private companies and emerging growth companies beginning after December 15, 2018; the ASU allows for early adoption. We do not believe that adoption of ASU 2016-15 will have a significant impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations – Clarifying the Definition of a Business, to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or dispositions) of assets or businesses. This ASU is effective for private companies and emerging growth companies beginning after December 15, 2018. The ASU allows for early adoption. We do not believe that adoption of ASU 2017-01 will have a significant impact on our consolidated financial statements.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company, we may rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.0 billion or more; (b) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous six years; or (c) the date on which we are deemed to be a large accelerated filer (with at least $700 million in public float) under the rules of the SEC; or (d) December 31, 2020, the last day of the fiscal year following the fifth anniversary of our IPO.

Liquidity and Capital Resources

Overview

As of December 31, 2016, we had cash and cash equivalents of $21.4 million, short-term investments of $10.8 million and an accumulated deficit of $150.8 million, compared to cash and cash equivalents of $28.5 million, short-term investments of $38.2 million and an accumulated deficit of $122.1 million as of December 31, 2015. Our primary sources of capital have been from product sales, net proceeds from our IPO, net proceeds from our recent first quarter 2017 public offering, private placements of our convertible preferred securities before our IPO, and amounts borrowed under our credit facility. As of December 31, 2016, we had $20.0 million of borrowings and no unused credit under our credit facility.

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

In the first quarter of 2017, we completed a public offering of shares of our common stock under the shelf registration statement, issuing a total of 2.9 million shares of common stock (including 0.5 million shares issued after exercise by the underwriters of their option to purchase additional shares) at an offering price of $17.00 per share. Certain of our existing stockholders also sold approximately 1.2 million shares of common stock in the offering. We received estimated net proceeds of approximately $45.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us. We did not receive any proceeds from the sale of shares by the existing selling stockholders.

We believe that our existing cash and cash equivalents, short-term investments and anticipated revenue will be sufficient to meet our anticipated capital requirements and fund our operations beyond 2018. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources faster than we anticipated. If our current capital sources are insufficient to satisfy our liquidity requirements, or if we choose to take advantage of new product and market opportunities to expand our business and increase our revenues, we may sell additional equity or debt securities, or refinance, restructure, or enter into a new credit facility. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.

As of December 31, 2016, cash held by our foreign subsidiary that was not available to fund domestic operations unless repatriated was $0.9 million. We do not intend to repatriate this cash; however, if circumstances changed and these funds were needed for our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate these funds.

Cash Flows

	Years ended December 31,
(in thousands)	2016	2015	2014
Net cash (used in) provided by:
Operating activities	$(20,071)	$(14,158)	$(8,777)
Investing activities	12,265	(42,053)	(998)
Financing activities	782	81,275	5,550
Effect of exchange rate changes on cash and cash equivalents	(107)	—	—
Net (decrease) increase in cash and cash equivalents	$(7,131)	$25,064	$(4,225)

Net Cash Used in Operating Activities

Net cash used in operating activities for 2016 was $20.1 million, consisting primarily of a net loss of $28.7 million, partially offset by non-cash charges of $8.6 million. Non-cash charges consisted primarily of stock-based compensation, depreciation and amortization, the accretion of the final payment fee on our credit facility and the amortization of premium on investments.

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

Net cash used in operating activities for 2014 was $8.8 million, consisting primarily of a net loss of $6.9 million and an increase in net operating assets of $3.3 million, partially offset by non-cash charges of $1.4 million. The increase in net operating assets was primarily due to increases in accounts receivable and inventory and a decrease in accounts payable, partially offset by an increase in accrued expenses and a decrease in other non-current assets. Non-cash charges consisted primarily of stock-based compensation, depreciation, the amortization of premium on investments, the change in the fair value of convertible preferred stock warrants and the accretion of the final payment fee on our credit facility.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities in 2016 was $12.3 million, consisting primarily of net proceeds of maturities of short-term investments of $59.4 million, partially offset by $32.2 million in purchases of short-term investments, $11.0 million to pay the XeroGel acquisition purchase price and $4.0 million for purchases of property and equipment. Net cash used in investing activities in 2015 was $42.1 million consisting of net purchases of investments of $38.7 million and $3.4 million for purchases of property and equipment. Net cash used in investing activities in 2014 was $1.0 million for purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in 2016 was $0.8 million, consisting of proceeds from common stock purchases under our employee stock purchase plan and from the exercise of stock options. Net cash provided by financing activities in 2015 was $81.3 million, consisting of net proceeds from the IPO of approximately $81.0 million and proceeds from the exercise of stock options. Net cash provided by financing activities in 2014 was $5.6 million, consisting of borrowings under our credit facility of $5.0 million and proceeds from the exercise of stock options of $0.6 million.

Credit Facility

We have a credit facility with Oxford Finance LLC under the terms of an amended and restated loan and security agreement, which was amended most recently in February 2017. Under the credit facility, we could borrow up to a total of $25.0 million in three tranches at a fixed interest rate of 9.40%. The first tranche of $15.0 million was borrowed in December 2013, a portion of which was used to refinance the $7.5 million previously outstanding under the credit facility. The second tranche of up to $5.0 million was available through December 31, 2014, of which all was borrowed. The third tranche of up to $5.0 million was available at any time through December 31, 2015, subject to certain trailing six-month revenue milestones. Although the specified revenue milestones for the third tranche were achieved, we elected not to borrow the additional funds. The credit facility matures and all amounts borrowed thereunder become due and payable on December 1, 2018. As a result of achieving certain funding and revenue milestones provided for in the credit facility in December 2015, we were permitted to extend the interest-only period of the credit facility through January 2017. In February 2017, we entered into an amendment to the amended and restated loan and security agreement to allow principal payment due on February 1, 2017 and March 1, 2017 to be instead paid on March 15, 2017. Accordingly, on March 15, 2017, we will make one principal and interest payment of $1.8 million and beginning on, April 1, 2017, make 21 equal monthly payment of principal and interest in the amount of approximately $1.0 million each.

In addition to the principal and interest payments under the credit facility, we are required to make a final payment fee of 7.15% on all amounts outstanding, which is being accrued over the credit facility term and will be due at the earlier of maturity or prepayment. If we repay the amounts borrowed under the credit facility prior to maturity, we will also be required to make a prepayment fee equal to 0.75% with respect to the principal amount that is prepaid.

Our obligations under the credit facility are secured by a first priority security interest in substantially all of our assets, other than our intellectual property. We have agreed not to pledge or otherwise encumber our intellectual property assets, except for permitted liens, as such terms are defined in the credit facility and except as otherwise provided for in the credit facility. The credit facility contains no financial covenants, and we were in compliance with its affirmative and restrictive covenants as of December 31, 2016.

As of December 31, 2016 and 2015, we had $20.0 million of debt outstanding and no unused credit under the credit facility.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet partnerships, arrangements or other relationships with unconsolidated entities or others, often referred to as structured finance or special-purpose entities that are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

The following table sets forth, as of December 31, 2016, our contractual obligations due by period.

	Payments Due by Period
	Less Than	1-3	3-5	More Than
	1 Year	Years	Years	5 Years	Total
(in thousands)
Debt obligations(1)	$9,118	$12,312	$—	$—	$21,430
Operating lease obligations(2)	430	1,172	197	$—	1,799
Total	$9,548	$13,484	$197	$—	$23,229

(1)

The total amount outstanding under the credit facility was $20.0 million at December 31, 2016, based on a 22-month amortization period for repayment of the debt. The total debt amount is inclusive of the final payment fee of 7.15% due with the final payment. As of December 31, 2016, we have accrued $0.8 million in ‘Other non-current liabilities’ in the consolidated balance sheet.

(2)

We currently lease our headquarters and manufacturing facilities in Plymouth, Minnesota under lease agreements that expire in June 2021. In connection with the XeroGel acquisition, we assumed a lease for a facility, which expires in August 2017, in Hayward, California at which XeroGel nasal packing material is manufactured.

In June 2016, we entered into an Amended and Restated Fiagon NA Distribution Agreement, or the Distribution Agreement, with Fiagon NA Corporation in which we were granted exclusive distribution rights in the United States and Canada for Fiagon Image Guidance Systems, or Fiagon IGS, and certain components, parts and related ancillary products i) to hospitals, ii) to ENT physicians in the office, clinic, and surgery centers, and iii) under ENT healthcare system contracts. The terms of the Distribution Agreement require us to purchase minimum quantities of Fiagon IGS and certain other disposable products through August 9, 2020 in order for us to retain exclusive distribution rights.

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

Credit Risk

As of December 31, 2016, our cash and cash equivalents were maintained with financial institutions in the United States and United Kingdom, and our current deposits at certain of these institutions are likely in excess of insured limits.

Our accounts receivable primarily relate to revenue from the sale of our XprESS family of products and other products to hospitals, ASCs and physician offices. For the year ended December 31, 2016, no single customer represented more than 5% of our revenue.

Foreign Currency Exchange Rate Risk

While our business is primarily conducted in U.S. dollars, our sales in Europe are conducted in U.S. dollars and British pounds. We believe that our exposure to foreign currency risk is not materially significant and a hypothetical 100 basis point movement in the U.S. dollar would not have a material impact on our results of operations, financial position or cash flows. As our sales in currencies other than the U.S. dollar increase, our exposure to foreign currency fluctuations may increase, and we may choose to hedge our exposure in the future.

Item 8.	Financial Statements and Supplementary Data

ENTELLUS MEDICAL, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Entellus Medical, Inc.

We have audited the accompanying consolidated balance sheets of Entellus Medical, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entellus Medical, Inc. and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Minneapolis, Minnesota

February 22, 2017

ENTELLUS MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,417	$28,548
Short-term investments	10,845	38,210
Accrued interest income	75	247
Accounts receivable, net of allowance for doubtful accounts and sales returns of $308 and $386, respectively	13,556	10,440
Inventories	7,226	3,889
Prepaid expenses and other current assets	1,787	1,691
Total current assets	54,906	83,025
Property and equipment, net	6,487	4,126
Intangible assets, net	9,840	—
Goodwill	477	—
Other non-current assets	379	34
Total assets	$72,089	$87,185
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,796	$2,208
Accrued expenses	13,005	6,995
Current portion of long-term debt	9,118	—
Total current liabilities	24,919	9,203
LONG-TERM LIABILITIES
Long-term debt, less current portion, net of debt issuance cost of $116 and $176, respectively	10,766	19,824
Other non-current liabilities	959	562
Total liabilities	36,644	29,589
COMMITMENTS AND CONTINGENCIES (See Note L)
STOCKHOLDERS' EQUITY (See Note H)
Preferred stock, $0.001 par value per share:
Authorized shares: 10,000 at December 31, 2016 and December 31, 2015
Issued and outstanding shares: none	—	—
Common stock, $0.001 par value per share:
Authorized shares: 200,000 at December 31, 2016 and December 31, 2015
Issued and outstanding shares: 18,908 and 18,794 at December 31, 2016 and December 31, 2015, respectively	19	19
Additional paid-in capital	186,370	179,673
Accumulated other comprehensive loss	(156)	(38)
Accumulated deficit	(150,788)	(122,058)
Total stockholders' equity	35,445	57,596
Total liabilities and stockholders' equity	$72,089	$87,185

The accompanying notes are an integral part of these consolidated financial statements.

ENTELLUS MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years ended December 31,
	2016	2015	2014
Revenue	$75,184	$61,570	$48,820
Cost of goods sold	18,720	14,058	10,754
Gross profit	56,464	47,512	38,066
Operating expenses
Selling and marketing	56,827	44,947	32,763
Research and development	7,792	5,387	4,307
General and administrative	18,560	13,034	6,097
Total operating expenses	83,179	63,368	43,167
Loss from operations	(26,715)	(15,856)	(5,101)
Other income (expense)
Interest income	278	171	75
Interest expense	(2,248)	(2,604)	(1,904)
Other non-operating (expense) income	(39)	(11)	1
Loss before income tax expense	(28,724)	(18,300)	(6,929)
Income tax expense	(6)	—	—
Net loss	$(28,730)	$(18,300)	$(6,929)
Other comprehensive loss
Unrealized gain (loss) on short term investments, net of tax	17	(16)	—
Foreign currency translation loss	(135)	(22)	—
Comprehensive loss	$(28,848)	$(18,338)	$(6,929)
Net loss per share, basic and diluted	$(1.53)	$(1.06)	$(4.62)
Weighted average common shares used to compute net loss per share, basic and diluted	18,839	17,217	1,499

The accompanying notes are an integral part of these consolidated financial statements.

ENTELLUS MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2013	44,317	$91,554	1,449	$2	$2,599	$(96,829)	$—	$(94,228)
Stock options exercised	—	—	466	—	576	—	—	576
Repurchase of common stock	—	—	(28)	—	(21)	—	—	(21)
Stock-based compensation expense	—	—	—	—	248	—	—	248
Comprehensive loss	—	—	—	—	—	(6,929)	—	(6,929)
Balance at December 31, 2014	44,317	91,554	1,887	2	3,402	(103,758)	—	(100,354)
Issuance of common stock upon IPO, net of issuance costs	—	—	5,294	5	80,948	—	—	80,953
Conversion of convertible preferred stock to common stock	(44,317)	(91,554)	11,404	12	91,542	—	—	91,554
Conversion of convertible preferred stock to common stock warrants	—	—	—	—	648	—	—	648
Stock options exercised	—	—	209	—	323	—	—	323
Repurchase of common stock	—	—	—	—	(1)	—	—	(1)
Stock-based compensation expense	—	—	—	—	2,811	—	—	2,811
Comprehensive loss	—	—	—	—	—	(18,300)	(38)	(18,338)
Balance at December 31, 2015	—	—	18,794	19	179,673	(122,058)	(38)	57,596
Stock options exercised	—	—	78	—	234	—	—	234
Employee stock purchase plan common stock issuances	—	—	36	—	548	—	—	548
Stock-based compensation expense	—	—	—	—	5,915	—	—	5,915
Comprehensive loss	—	—	—	—	—	(28,730)	(118)	(28,848)
Balance at December 31, 2016	—	$—	18,908	$19	$186,370	$(150,788)	$(156)	$35,445

The accompanying notes are an integral part of these consolidated financial statements

ENTELLUS MEDICAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(28,730)	$(18,300)	$(6,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,087	1,005	618
Amortization of debt issuance costs	60	61	59
Amortization of premium on investments	125	425	—
Accretion of final payment fee on long-term debt	307	307	227
Deferred tax expense	6	—	—
Deferred rent	105	6	(13)
Loss (gain) on disposal of equipment	6	—	(1)
Stock-based compensation	5,915	2,811	248
Changes in fair value of convertible preferred stock warrants	—	357	80
Changes in operating assets and liabilities, net of acquired assets:
Accrued interest income	172	(247)	—
Accounts receivables, net	(3,212)	(1,715)	(2,923)
Inventories	(3,337)	(1,450)	(570)
Prepaid expenses and other current assets	123	(808)	(67)
Other non-current assets	(345)	1,683	(1,698)
Accounts payable	596	(206)	1,212
Accrued expenses	6,051	1,913	980
Net cash used in operating activities	(20,071)	(14,158)	(8,777)
Cash flows from investing activities:
Purchase of property and equipment, net of acquired assets	(3,993)	(3,402)	(999)
Proceeds from sale of property and equipment	1	—	1
XeroGel acquisition	(11,000)	—	—
Purchase of investments	(32,182)	(122,677)	—
Proceeds from maturities of investments	59,439	84,026	—
Net cash provided by (used in) investing activities	12,265	(42,053)	(998)
Cash flows from financing activities:
Proceeds from long-term debt	—	—	5,000
Debt issuance costs	—	—	(5)
Proceeds from stock options exercised	234	323	576
Proceeds from common stock issuances from employee stock purchase plan	548	—	—
Proceeds from initial public offering, net of issuance costs	—	80,953	—
Repurchase of common stock	—	(1)	(21)
Net cash provided by financing activities	782	81,275	5,550
Effect of exchange rate changes on cash and cash equivalents	(107)	—	—
Net (decrease) increase in cash and cash equivalents	(7,131)	25,064	(4,225)
Cash and cash equivalents - beginning of period	28,548	3,484	7,709
Cash and cash equivalents - end of period	$21,417	$28,548	$3,484
Supplemental cash flow information:
Debt issuance costs	$—	$—	$5
Cash paid for interest	$1,880	$1,864	$1,349

The accompanying notes are an integral part of these consolidated financial statements.

ENTELLUS MEDICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ORGANIZATION

Nature of Business

Entellus Medical, Inc. (the “Company”) was incorporated in Minnesota in April 2006 and was reincorporated in Delaware in August 2006. The Company is focused on delivering superior patient and physician experiences through products designed for the minimally invasive treatment of chronic and recurrent sinusitis in both adult and pediatric patients. The Company’s platform of products provides effective and easy-to-use solutions designed to simplify everything from diagnosis and patient selection, to complex case revisions and post-operative care. The Company’s three core product lines, XprESS™ Multi-Sinus Dilation Systems, MiniFESS™ Surgical Instruments, and FocESS™ Imaging & Navigation, are designed to enable ear, nose and throat (“ENT”) physicians to conveniently and comfortably perform a broad range of procedures in the ENT physician office and simplify operating room-based treatment. The Company currently sells product through its direct sales force in the United States and United Kingdom and in a limited number of additional countries through international distributors. The Company operates in one reporting segment.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Initial Public Offering

In February 2015, the Company completed its initial public offering (“IPO”) by issuing 5.3 million shares of common stock at an offering price of $17.00 per share, for net proceeds to the Company of approximately $81.0 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. In connection with the IPO, the Company’s outstanding shares of convertible preferred stock were automatically converted into an aggregate of 11.4 million shares of common stock and warrants exercisable for convertible preferred stock were automatically converted into warrants to purchase up to an aggregate of less than 0.1 million shares of common stock, resulting in the reclassification of the related redeemable convertible preferred stock warrant liability of $0.6 million to additional paid-in-capital.

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

Fair Value of Financial Instruments

As of December 31, 2016 and 2015, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated their estimated fair value because of the short-term nature of the financial instruments. The Company determines the fair value of its assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, is used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3).

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents. At December 31, 2016 and 2015, cash equivalents consisted of money market funds recorded at fair value and federal and corporate debt securities recorded at amortized costs. There were no investments in marketable securities at December 31, 2016 and $16.7 million were classified as cash equivalents as of December 31, 2015. The Company maintains cash and cash equivalents in bank accounts which, at times, may exceed Federal Deposit Insurance Corporation (“FDIC”) limits. The Company has not experienced any losses from maintaining balances in excess of FDIC limits.

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

Accounts Receivable

Credit is granted to customers in the normal course of business, generally without collateral or any other security to support amounts due. Accounts are considered past due generally after 30 days. The Company maintains an allowance for doubtful accounts for estimated losses in the collection of accounts receivable. The Company makes estimates regarding the future ability of its customers to make required payments based on historical credit experience, delinquency and expected future trends. The Company will write off accounts receivable when it determines that the accounts receivable are uncollectible, typically upon customer bankruptcy or the customer’s non-response to continued collection efforts. The allowance for doubtful accounts was $0.2 million and $0.1 million as of December 31, 2016 and 2015, respectively. The Company also maintains an allowance for sales returns based on historical experience and evaluation of current sales and returns trends. The allowance for sales returns was $0.2 million and $0.3 million as of December 31, 2016 and 2015, respectively.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation of furniture, office, computer and laboratory equipment is calculated on a straight-line basis over the asset’s estimated useful life, which ranges from two to ten years. Tooling and molds are depreciated on a straight-line basis over three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining life of the lease or the useful life of the asset. Repair and maintenance expenditures are charged to earnings as incurred. Major repairs and maintenance expenditures that extend useful lives of property and equipment are capitalized.

Deferred Offering Costs

Deferred offering costs, primarily consisting of legal, accounting and other direct fees and costs relating to public offerings, are capitalized. As of December 31, 2016, $0.3 million of deferred offering costs were capitalized in other non-current assets on the consolidated balance sheet related to the public offering completed in the first quarter of 2017. As of December 31, 2015, there were no deferred offering costs capitalized.

Business Combination

On June 29, 2016, the Company acquired and entered into an exclusive license for the XeroGel™ assets with CogENT Therapeutics, LLC for $11.0 million in cash (the “XeroGel acquisition”). The excess of purchase consideration over the fair value of the net assets acquired was allocated to goodwill, which is deductible for U.S. income tax purposes. Given the timing of the XeroGel acquisition, the estimated fair value of the net assets acquired as of June 30, 2016 was preliminary and subject to change. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, the Company has recorded adjustments to the assets acquired as follows:

(in thousands)	Initial Purchase Price Allocation	Change	Final Purchase Price Allocation
Technologies	$6,000	$3,700	$9,700
Trade name	350	150	500
Tangible assets	323	—	323
Total identifiable assets	6,673	3,850	10,523
Goodwill	$4,327	$(3,850)	$477

The Company may continue to assess and refine the purchase price allocation through the end of the measurement period, which, in accordance with applicable accounting standards, should not exceed one year from the date of the XeroGel acquisition. The intangible assets and goodwill acquired are considered Level 3 financial assets.

The Company incurred transaction costs in connection with the acquisition of approximately $0.3 million for the year ended December 31, 2016, which are included in general and administrative expenses.

Under the terms of the XeroGel acquisition agreements, the Company became the manufacturer of XeroGel nasal packing material and will continue to market and sell XeroGel nasal packing material to hospitals, offices and ambulatory surgery centers. Prior to the transaction, the Company was the exclusive distributor of XeroGel nasal packing material in the United States. The distribution agreement between the two parties was terminated in connection with the transaction. As a result of the XeroGel acquisition, the Company began recognizing all XeroGel revenue on a gross basis effective June 29, 2016.

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

Goodwill Impairment Policy

The Company chose November 1 to assess its annual goodwill for any impairment in order to closely align with the timing of its annual planning process. On an annual basis, or more frequently upon the occurrence of certain events, the Company tests for goodwill impairment using a three-step process. The first step of the goodwill impairment test is to perform a qualitative assessment before calculating the fair value of the reporting unit. If based on the qualitative factors, it is more likely than not that the fair value of the reporting unit is less than the carrying amount of the reporting unit, the Company is then required to perform the next step of the goodwill impairment test. The second step is to identify a potential impairment by comparing the calculated fair value of a reporting unit with its carrying amount. The fair value of a reporting unit is determined based on a discounted cash flow analysis and further analyzed using other methods of valuation. A discounted cash flow analysis requires the Company to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s long-term projections. In addition, an assumed terminal value is used to project future cash flows beyond base years. Assumptions used in the Company’s impairment testing are consistent with the Company’s internal forecasts and operating plans. The Company’s discount rate is based on its debt and equity balances, adjusted for current market conditions and investor expectations of return on its equity. If the fair value of a reporting unit exceeds its carrying amount, there is no impairment. If the calculated fair value is less than the carrying value, the third step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its carrying amount. To the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, a write-down of the reporting unit’s goodwill would be necessary.

The Company has performed a qualitative assessment of the reporting unit and determined that it was not more likely than not that the fair value of the reporting unit was less than the carrying amount of the reporting unit; therefore, the Company was not required to perform the next step of the goodwill impairment test. For the year ended December 31, 2016 no goodwill impairment was identified. The Company did not have any goodwill on its consolidated balance sheet prior to the XeroGel acquisition.

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

Debt Issuance and Debt Discount

Debt issuance costs and discounts are recorded as a reduction of long-term debt. Amortization of debt issuance costs and the debt discount is calculated using the effective interest method over the term of the debt and is recorded in interest expense in the accompanying consolidated statements of operations and comprehensive loss.

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

The Company entered into a distribution agreement with CogENT Therapeutics, LLC, (“CogENT”) in September 2013 and was an exclusive distributor of XeroGel nasal packing material in the United States from October 2013 to June 2016. For products shipped from the CogENT warehouse to customers, CogENT was responsible for all manufacturing, order fulfillment, quality and regulatory requirements of the product. For these direct shipment orders, the Company did not take title to CogENT products prior to products being ordered by customers or in the event CogENT products are returned by customers. The Company recorded transactions under this arrangement on a net basis based on the difference between the amounts billed to customers less the amounts paid to CogENT for the XeroGel product.

In June 2016, the Company acquired and entered into an exclusive license for the XeroGel assets with CogENT for $11.0 million in cash. Under the terms of the agreements, the Company now manufactures and sells XeroGel nasal packing material to hospitals, offices and ASCs. The distribution agreement between the two parties was terminated in connection with the transaction. As a result of the XeroGel acquisition, the Company began recognizing all XeroGel revenue on a gross basis effective June 29, 2016.

The Company’s net revenue from XeroGel sales for the period January 1, 2016 through June 28, 2016 and the years ended December 31, 2015 and 2014 were approximately $0.7 million, $1.2 million and $0.8 million, respectively. The Company records transactions on a gross basis for XeroGel product for which is takes title, ships the product and handles returns. The amounts of revenue recorded on a gross basis from XeroGel sales for the period from January 1, 2016 through June 28, 2016 and the years ended December 31, 2015 and 2014 were approximately $0.1 million, $0.2 million and $0.1 million, respectively.

Shipping and Handling

Shipping and handling costs charged to customers are included as a component of revenue and related costs are included in costs of goods sold.

Cost of Goods Sold

Cost of goods sold consists primarily of manufacturing overhead costs, material costs and direct labor. A significant portion of the Company’s cost of goods sold currently consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment, operations supervision and management, depreciation expense for production equipment, shipping costs and royalty expense payable in connection with sales of certain products. For those products the Company sells as a distributor, cost of goods sold consists primarily of transfer price.

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

Advertising Expense

Expenditures for advertising are charged to operations as incurred. Advertising expenses were $1.2 million, $1.1 million and $0.6 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Common Stock Valuation and Stock-based Compensation

Prior to the IPO, the Company maintained the Entellus Medical, Inc. 2006 Stock Incentive Plan (the “2006 Plan”) to provide long-term incentives for employees, consultants and members of the board of directors. The 2006 Plan allowed for the issuance of non-statutory and incentive stock options to employees and non-statutory stock options to employees, consultants and non-employee directors. In connection with the IPO, the 2006 Plan terminated, and the Company adopted a new equity incentive plan, the Entellus Medical, Inc. 2015 Incentive Award Plan (the “2015 Plan”).

The Company is required to determine the fair value of equity incentive awards and recognize compensation expense for all equity incentive awards made to employees and directors, including employee stock options. The Company also determines the fair value of non-statutory stock options issued to consultants based on the fair value of the consultant’s commitment at the date of grant. Such expense is recognized over the requisite service period. In addition, stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss is based on awards expected to vest; and therefore, the amount of expense has been reduced for estimated forfeitures. The Company uses the straight-line method for expense attribution, except for awards issued with performance-based conditions which require an accelerated attribution method over the requisite performance and service periods.

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

Convertible Preferred Stock Warrant Liability

For a warrant classified as a derivative liability, the fair value of that warrant is recorded on the consolidated balance sheet when granted and adjusted to fair value at each financial reporting date. The changes in the fair value of the warrants are recorded in the consolidated statements of operations and comprehensive loss as a component of interest income or expense as appropriate. The warrants represent financial instruments that were categorized as Level 3.

The Company issued warrants to purchase shares of convertible preferred stock in connection with the Company’s entry into its original credit facility in October 2012. The warrants were recorded at fair value using the Black-Scholes model. The fair value of these warrants was remeasured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. In connection with the IPO, in January 2015, the Company performed the final remeasurement of the warrant liability. There were costs of $0.4 million during the year ended December 31, 2015 recorded as interest expense from the final remeasurement.

Upon the closing of the IPO, warrants to purchase shares of convertible preferred stock automatically converted into warrants to purchase shares of common stock. The Company reclassified the warrant liability to additional paid-in capital, as the warrants met the definition of an equity instrument, in the amount of $0.6 million during the year ended December 31, 2015.

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

The Company applies a recognition threshold for income tax positions taken or expected to be taken on a tax return. The impact of an uncertain tax position taken or expected to be taken on an income tax return are recognized in the consolidated financial statements at the largest amount that is more-likely-than not to be sustained upon audit by the relevant taxing authority. An uncertain tax position is not recognized in the consolidated financial statements unless it is more-likely-than not of being sustained. The Company has no reserve for unrecognized tax benefits at December 31, 2016 and 2015; and accordingly, there is no interest or penalties recorded on the consolidated balance sheet for such reserves. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the appropriate state income taxing authorities for 2006 through 2016.

As of December 31, 2016, the Company had a valuation allowance of $51.9 million recorded against its deferred tax assets. The Company will maintain this valuation allowance until an appropriate level of profitability is sustained or the Company is able to develop tax planning strategies that enable it to conclude that it is more likely than not that its deferred tax assets are realizable. As of December 31, 2016, the Company had a deferred tax liability relating to indefinite-lived goodwill. This deferred tax liability cannot be used as a future source of taxable income because of the indefinite nature of the asset and therefore cannot be used to offset the deferred tax assets that require a valuation allowance.

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

The Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. The shares of the Company’s convertible preferred stock participated in any dividends declared by the Company and were therefore considered to be participating securities.

Comprehensive Loss

Comprehensive loss consists of net loss, changes in unrealized gains and losses on available-for-sale marketable securities and changes in unrealized translation gains and losses. Accumulated other comprehensive income is presented in the accompanying consolidated balance sheets, when applicable.

Segment, Geographical and Customer Concentration

The Company operates in one segment. No single customer accounted or geographic area for more than 10% of its revenue during the years ended December 31, 2016, 2015 and 2014.

Recent Accounting Pronouncements

In May 2014, the Financial and Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This standard will eliminate the transaction and industry specific revenue recognition guidance under current U.S. GAAP and replace it with a principles-based approach for determining revenue recognition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606 – Revenue from Contracts with Customers, to clarify the Codification or to correct unintended application of guidance. The new guidance is effective for annual and interim periods beginning after December 15, 2018. ASU 2014-09 allows for full retrospective adoption applied to all periods presented or modified retrospective adoption with the cumulative effect of initially applying the standard recognized at the date of initial application. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations – Reporting Revenue Gross versus Net. This ASU clarifies the revenue recognition implementation guidance for preparers on certain aspects of principal versus agent consideration. The amendments in this ASU are effective for private companies and emerging growth companies beginning after December 15, 2018. The adoption of ASU 2016-08 will be concurrently adopted with the adoption of ASU 2014-09. The Company plans to adopt the new guidance beginning January 1, 2019.

The Company has performed a review of the requirements of the new guidance and has identified which of its revenue streams will be within the scope of ASU 2014-09.  The Company is working through an adoption plan which includes a review of customer contracts, applying the five-step model of the new standard, to each revenue stream and comparing the results to its current accounting; an evaluation of the method of adoption; and assessing changes that might be necessary to information technology systems, processes, and internal controls to capture new data and address changes in financial reporting. Because of the nature of the work that remains, at this time the Company is unable to reasonably estimate the impact of adoption on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance, which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. A company should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, a company is required to comply with the applicable disclosures for a change in an accounting principle. The guidance only affects the presentation of debt issuance costs in the balance sheet and has no impact on results of operations. The Company applied ASU 2015-03 on January 1, 2016 and reclassified debt issuance costs from long-term assets to long-term debt. Debt issuance costs included in long-term debt in the accompanying consolidated financial statements were $0.1 million and $0.2 million at December 31, 2016 and December 31, 2015, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires that lease arrangements longer than twelve months result in an entity recognizing an asset and liability. The updated guidance in this ASU are effective for private companies and emerging growth companies beginning after December 15, 2019. The Company is currently evaluating the impact of the updated guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, the estimation of forfeitures, shares withheld for taxes and classification of shares withheld for taxes on the statement of cash flows. As part of the adoption of this guidance the Company has elected to account for forfeitures of share-based awards as they occur.  The Company adopted ASU 2016-09 on January 1, 2017 and there was not a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This ASU is effective for private companies and emerging growth companies beginning after December 15, 2020; the ASU allows for early adoption as of the beginning of an interim or annual reporting period beginning after December 15, 2018. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statements of Cash Flows – Classifications of Certain Cash Receipts and Cash Payments to clarify how companies present and classify certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for private companies and emerging growth companies beginning after December 15, 2018; the ASU allows for early adoption. The Company does not believe that adoption of ASU 2016-15 will have a significant impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations – Clarifying the Definition of a Business, to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or dispositions) of assets or businesses. This ASU is effective for private companies and emerging growth companies beginning after December 15, 2018, the ASU allows for early adoption. The Company does not believe that adoption of ASU 2017-01 will have a significant impact on its consolidated financial statements.

NOTE C – COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

	December 31,	December 31,
(in thousands)	2016	2015
Finished goods	$3,562	$1,487
Work in process	536	388
Raw materials	3,128	2,014
Total	$7,226	$3,889

Property and Equipment

	December 31,	December 31,
(in thousands)	2016	2015
Furniture and office equipment	$873	$533
Computer hardware and software	2,831	2,187
Laboratory equipment	4,336	2,915
Tooling and molds	1,512	1,243
Leasehold improvements	2,006	583
	$11,558	$7,461
Less accumulated depreciation and amortization	(5,465)	(3,766)
Property and equipment in progress	394	431
Total	$6,487	$4,126

Depreciation and amortization expense was $1.7 million, $1.0 million and $0.6 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Intangible Assets

	December 31,	December 31,
(in thousands)	2016	2015
Technologies	$9,700	$—
Trade name	500	—
	$10,200	$—
Less accumulated amortization	(360)	—
Total	$9,840	$—

In connection with the XeroGel acquisition, the Company acquired the technology-based intangible assets described in the above table and the XeroGel trade name. The technologies are amortized over a useful life of approximately 14 years, based on the remaining useful life of the licenses acquired as management plans to fully utilize the technologies over the full useful life, and the trade name is amortized over a useful life of 14 years. Amortization expense was $0.4 million during the year ended December 31, 2016.

Accrued Expenses

	December 31,	December 31,
(in thousands)	2016	2015
Compensation and commissions payable	$8,674	$3,898
Royalty payable	1,851	1,800
Other accrued expenses	2,480	1,297
Total	$13,005	$6,995

Interest Expense

	December 31,	December 31,	December 31,
(in thousands)	2016	2015	2014
Interest expense	$2,248	$2,247	$1,750
Increase in fair value of convertible preferred stock warrants	—	357	154
Total	$2,248	$2,604	$1,904

NOTE D – LIQUIDITY AND BUSINESS RISKS

As of December 31, 2016 and 2015, the Company had cash and cash equivalents of $21.4 million and $28.5 million and an accumulated deficit of $150.8 million and $122.1 million, respectively. In February 2015, the Company completed its IPO by issuing 5.3 million shares of common stock at an offering price of $17.00 per share, for net proceeds to the Company of approximately $81.0 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.

In the first quarter of 2017, the Company completed a public offering of shares of its common stock, issuing a total of 2.9 million shares of common stock (including 0.5 million shares issued after exercise by the underwriters of their option to purchase additional shares) at an offering price of $17.00 per share. Certain existing stockholders of the Company also sold approximately 1.2 million shares of common stock in the offering. The Company received estimated net proceeds of approximately $45.4 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The Company did not receive any proceeds from the sale of shares by the existing selling stockholders.

Prior to the public offerings, the Company financed its operations with a combination of revenue, private placements of convertible preferred securities and amounts borrowed under its credit facility. The Company expects that its cash and cash equivalents, short-term investments and anticipated revenue will be sufficient to fund its operations through at least the next twenty-four months from the date of this Annual Report on Form 10-K.

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

The following is a summary of the available-for-sale investments by type of instrument, which are included in short-term investments in the consolidated balance sheet as of December 31, 2016 and December 31, 2015.

		Unrealized	Unrealized
		Gain in	Losses in
		Accumulated	Accumulated
		Other	Other
	Amortized	Comprehensive	Comprehensive	Estimated
December 31, 2016 (in thousands)	Cost	Loss	Loss	Fair Value
Short-Term
Commercial paper	$2,495	$2	$—	$2,497
Corporate bonds	4,099	—	(2)	4,097
Foreign assets	4,250	1	—	4,251
Total available-for-sale securities	$10,844	$3	$(2)	$10,845

		Unrealized	Unrealized
		Gain in	Losses in
		Accumulated	Accumulated
		Other	Other
	Amortized	Comprehensive	Comprehensive	Estimated
December 31, 2015 (in thousands)	Cost	Loss	Loss	Fair Value
Short-Term
Commercial paper	$9,482	$10	$—	$9,492
Corporate bonds	19,605	—	(19)	19,586
Government bonds	1,999	—	—	1,999
Foreign assets	7,140	—	(7)	7,133
Total available-for-sale securities	$38,226	$10	$(26)	$38,210

Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the years ended December 31, 2016 and December 31, 2015. The Company considered various factors, including a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. As of December 31, 2016 and December 31, 2015, available-for-sale maturities as noted in the table above mature in one year or less.

NOTE F – FAIR VALUE MEASUREMENTS

As of December 31, 2016 and 2015, the carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments.

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

Short-term Investments

The following is a summary of available-for-sale investments by type of instrument measured at fair value on a recurring basis at December 31, 2016 and December 31, 2015.

	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$2,497	$—	$2,497
Corporate bonds	—	4,097	—	4,097
Foreign assets	—	4,251	—	4,251
Total	$—	$10,845	$—	$10,845

	December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$9,492	$—	$9,492
Corporate bonds	—	19,586	—	19,586
Government bonds	—	1,999	—	1,999
Foreign assets	—	7,133	—	7,133
Total	$—	$38,210	$—	$38,210

There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurement during the years ended December 31, 2016 and December 31, 2015. The Company has not experienced any significant realized gains or losses on its investments in the periods presented in the consolidated statements of operations and comprehensive loss.

NOTE G – DEBT

The Company has a credit facility (the “credit facility”) with Oxford Finance LLC under the terms of an amended and restated loan and security agreement, which was amended most recently in February 2017.

Under the credit facility, the Company can borrow up to a total of $25.0 million in three tranches at a fixed rate of 9.40%. The first tranche of $15.0 million, including the refinance of $7.5 million previously outstanding, was borrowed in December 2013. In connection with the funding of the first tranche, the Company paid a prorated final payment fee on the original credit facility of $0.1 million. The second tranche of up to $5.0 million was available through December 31, 2014, all of which was borrowed during the three months ended December 31, 2014. The third tranche of up to $5.0 million was available at any time through December 31, 2015, subject to certain six-month revenue milestones. Although the specified revenue milestones for the third tranche were achieved, the Company elected not to borrow additional funds. The credit facility matures and all amounts borrowed thereunder are due on December 1, 2018. As a result of achieving certain funding and revenue milestones provided for in the credit facility in December 2015, the Company was permitted to extend the interest-only period through January 2017. In February 2017, the Company entered into an amendment to the amended and restated loan and security agreement to allow principal payments due on February 1, 2017 and March 1, 2017 to be instead paid on March 15, 2017. Accordingly, on March 15, 2017, one principal and interest payment of $1.8 million is due and beginning on April 1, 2017 21 equal monthly payment of principal and interest in the amount of approximately $1.0 million each will become due.

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

The credit facility includes affirmative and restrictive covenants and events of default, including the following events of default: payment defaults, breaches of covenants, judgment defaults, cross defaults to certain other contracts, certain events with respect to governmental approvals if such events could cause a material adverse change, a material impairment in the perfection or priority of the lender’s security interest or in the value of the collateral, a material adverse change in the business, operations or condition of the Company or any of its subsidiaries and a material impairment of the prospect of repayment of the credit facility. Upon the occurrence of an event of default, a default increase in the interest rate of an additional 5.00% could be applied to the outstanding loan balance and the lender could declare all outstanding obligations immediately due and payable and take such other actions as set forth in the amended and restated loan and security agreement.

The Company’s obligations under the credit facility are secured by a first priority security interest in substantially all of its assets, other than its intellectual property. There are no financial covenants contained in the credit facility and the Company is in compliance with the affirmative and restrictive covenants as of December 31, 2016.

As of December 31, 2016 and 2015, the Company had $20.0 million of debt outstanding and no unused availability under the credit facility.

In connection with the original credit facility and in conjunction with the close of the first tranche in October 2012, the Company issued the lender warrants to purchase 0.2 million shares of Series E Preferred Stock at an exercise price of $1.9594 per share. In connection with the IPO in February 2015, the warrants became exercisable for up to 38 shares of the Company’s common stock with an exercise price of $7.84 per share. Each warrant may be exercised on a cashless basis in whole or in part. Using the Black-Scholes valuation model, management estimated the fair value of these warrants to be approximately $0.1 million at issuance of the warrant. The following assumptions were used to estimate the fair value: expected volatility of 45.00%, risk-free interest rate of 1.64%, and expected term of 10 years. These warrants were considered to be costs incurred as part of the credit facility and were recorded as a debt discount which was offset against the loan, and were to be amortized over the life of the original credit facility based on the effective interest method to interest expense. In connection with one of the amendments to the amended and restated loan and security agreement, the Company amortized the remaining debt discount to interest expense. No stock warrants were issued in conjunction with such amendment.

Based on a 22-month amortization period, the Company’s principal payments are due under the amended credit facility as follows for the years ending December 31:

(in thousands)
2017	$9,118
2018	10,882
$20,000

At December 31, 2016 and 2015, the carrying amount of debt approximated fair value because the fixed interest rate approximates current market rates of interest available in the market. The fair value of the Company’s debt is considered a Level 3 measurement.

NOTE H– STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes 10.0 million shares of preferred stock. As of December 31, 2016 and 2015, no shares of preferred stock were outstanding.

Common Stock

In May 2014, the Company amended its certificate of incorporation to increase the authorized number of shares of common stock available for issuance from 57.0 million to 57.6 million shares of $0.001 par value common stock. In December 2014, the Company further amended its Certificate of Incorporation to increase the authorized number of shares of common stock available for issuance to 62.3 million shares. In connection with the IPO, the Company further amended and restated its certificate of incorporation to increase the authorized number of shares of common stock available for issuance to 200.0 million shares of common stock.

Stockholders are generally entitled to one vote for each share of common stock held on all matters submitted to a vote of the stockholders and do not have any cumulative voting rights. Stockholders are entitled to receive proportionally any dividends declared by the Company’s Board of Directors, subject to any preferential dividend rights of any then outstanding preferred stock.

In the event of the Company’s liquidation or dissolution, stockholders are entitled to share ratably in all assets remaining after payment of all debts and other liabilities, subject to any preferential rights of any then outstanding preferred stock. Stockholders have no preemptive, subscription, redemption or conversion rights.

2006 Stock Incentive Plan

Under the 2006 Plan approved by the Company’s Board of Directors in August 2006, 3,541,308 shares of common stock were  reserved for issuance of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock bonuses and restricted stock to employees, officers, directors and consultants of the Company as of December 31, 2014. ISOs granted under the 2006 Plan generally vest ratably over a four-year vesting term and expire 10 years from the grant date. NSOs vest per the specific agreement and expire 10 years from the date of grant. At December 31, 2014, there were 23 shares available for issuance under the 2006 Plan. In connection with the IPO, the 2006 Plan terminated, and the Company adopted a new equity incentive plan, the 2015 Plan.

2015 Incentive Award Plan

In December 2014, the Company’s Board of Directors adopted, and in January 2015, the Company’s stockholders approved, the 2015 Incentive Award Plan (“2015 Plan”). The 2015 Plan became effective on the effective date of the IPO, at which time the Company ceased making awards under the 2006 Plan. Under the 2015 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and certain other awards to individuals who are employees, officers, directors or consultants of the Company. Awards granted under the 2015 Plan generally vest equally over a four-year vesting term and expire 10 years from the grant date. A total of 1,345,570 shares of common stock were initially reserved for issuance under the 2015 Plan. In addition, the number of shares of common stock available for issuance under the 2015 Plan will be annually increased by an amount equal to the lesser of (A) 875,000 shares, (B) 4% of the outstanding shares of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year or, an amount determined by the Company’s Board of Directors. Furthermore, any shares subject to awards granted under the 2006 Plan which terminate, expire or lapse without the delivery of shares to the holder thereof become available under the 2015 Plan. In the first quarter of 2016, in accordance with this “evergreen” provision, the number of shares available under the 2015 Plan was increased in the amount of approximately 751,750 shares. As of December 31, 2016, 569,968 shares of common stock were available for issuance under the 2015 Plan.

A summary of the Company’s stock option activity and related information is as follows:

			Weighted
			average	Aggregate
		Weighted	remaining	intrinsic
		average	contractual	value
(shares in thousands)	Options	exercise price	term	($000)
Balance at December 31, 2013	1,216	$1.18
Granted	1,396	10.55
Exercised	(466)	1.24
Cancelled	—	—
Forfeited	(48)	2.43
Balance at December 31, 2014	2,098	7.38
Granted	745	21.53
Exercised	(209)	1.55
Cancelled	—	—
Forfeited	(51)	14.43
Balance at December 31, 2015	2,583	11.79
Granted	948	16.13
Exercised	(78)	2.97
Cancelled	—	—
Forfeited	(104)	17.06
Balance at December 31, 2016	3,349	$13.06	7.6 years	$21,863
Exercisable	1,464	$9.97	6.6 years	$14,008

During the years ended December 31, 2016, 2015 and 2014, the aggregate pre-tax intrinsic value of options exercised was $1.3 million, $3.2 million and $4.2 million, respectively. The aggregate pre-tax intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise or December 31, 2016, 2015 and 2014, as applicable. During the years ended December 31, 2016, 2015 and 2014, the fair value of share vesting was $5.2 million, $2.5 million and $0.2 million. The total cash received upon the exercise of options was $0.2 million, $0.3 million and $0.6 million during the years ended December 31, 2016, 2015 and 2014, respectively.

During the year ended December 31, 2016, the Company issued time-based restricted stock units (“RSUs”) covering 11,771 shares of common stock that vest equally over four years at a per share weighted average fair value of $16.99. No RSUs vested or were forfeited during the year ended December 31, 2016. During the year ended December 31, 2016, the Company recognized less than $0.1 million of expense related to RSUs.

Early Exercise of Stock Options

Stock options granted under the 2006 Plan provide option holders the right to elect to exercise unvested options in exchange for restricted common stock. As of December 31, 2013, 41,174 shares remained unvested and subject to a repurchase right held by the Company at the original issuance price in the event the optionees’ service was voluntarily or involuntarily terminated. On October 31, 2014, a director resigned from the Board of Directors of the Company and the Company repurchased the remaining 27,894 unvested shares at a total purchase price of less than $0.1 million in November 2014.

Reserved Shares

The Company is required to reserve and keep available out of its authorized but unissued shares of common stock a number of shares sufficient to satisfy the exercise of options granted and available for grant under the 2006 Plan and 2015 Plans.

The number of such shares of common stock reserved for the exercise and issuance of the following warrants, options, restricted stock units and shares outstanding as of December 31, 2016 and 2015, were as follows:

	December 31,
(in thousands)	2016	2015
Warrants issued in connection with the credit facility	38	38
Restricted stock units	12	—
2006 Stock Incentive Plan, options outstanding	1,770	1,861
2015 Stock Incentive Plan, options outstanding	1,579	723
	3,399	2,622

Employee Stock Purchase Plan

In December 2014, the Company’s Board of Directors adopted, and in January 2015 the Company’s stockholders approved, the Entellus Medical, Inc. 2015 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, the Company has set two six-month offering periods during each calendar year, one beginning January 1 and ending on June 30, and the other beginning July 1 and ending on December 31, during which employees can choose to have up to 20% of their eligible compensation withheld to purchase less than 2,000 shares of the Company’s common stock during each offering period. The purchase price of the shares is 85% of the market price on the first or last trading day of the offering period, whichever is lower. A total of 200,000 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2016 fiscal year, by an amount equal to the lesser of (A) 1% of the shares of the Company’s common stock outstanding on the date of the adoption of the plan or (B) a lesser amount determined by the Company’s Board of Directors. In the first quarter of 2016, in accordance with this “evergreen” provision, the number of shares available for grant under the ESPP increased in the amount of 16,488 shares, resulting in a total of 216,488 shares of common stock reserved for issuance under the ESPP. During the year ended December 31, 2016, the Company issued 35,962 shares of its common stock to participants under the ESPP. The Company recognized $0.2 million and zero in stock-based compensation expense related to the ESPP during the years ended December 31, 2016 and December 31, 2015, respectively.

NOTE I – STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense was reflected in the consolidated statement of operations and comprehensive loss for the years ended December 31, 2016, 2015 and 2014, as follows:

	Years ended December 31,
(in thousands)	2016	2015	2014
Cost of goods sold	$106	$65	$11
Selling and marketing	2,142	750	111
Research and development	632	260	46
General and administrative	3,035	1,736	80
Total	$5,915	$2,811	$248

The amount of unearned stock-based compensation currently estimated to be expensed through the year 2020 related to unvested employee stock-based awards as of December 31, 2016, is approximately $14.1 million. The weighted average period over which the unearned stock-based compensation is expected to be recognized as of December 31, 2016, is approximately 2.5 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional stock-based awards.

The Company estimates the fair value of stock-based compensation on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model determines the fair value of stock-based awards based on the fair market value of the Company’s common stock on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the fair market value of the Company’s common stock, volatility over the expected term of the awards and actual and projected employee stock option exercise behaviors. The Company has opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. Due to the Company’s limited operating history and company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the blended historical volatility of a group of similar companies that are publicly traded and the Company’s historical volatility. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available. The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history of not paying dividends and its expectation that it will not declare dividends for the foreseeable future.

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

The fair value of the options granted to employees and directors during the years ended December 31, 2016, 2015 and 2014, was estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Years ended December 31,
	2016	2015	2014
Expected life in years	6.1	6.0	5.8
Risk-free interest rate	1.6%	1.8%	1.7%
Expected dividend yield	0%	0%	0%
Expected volatility	51%	56%	54%
Weighted average fair value	$7.96	$11.41	$5.32

The fair value of the ESPP options granted to employees during the years ended December 31, 2016, 2015 and 2014, was estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

Year ended December 31,
2016
Expected life in years	0.5
Risk-free interest rate	0.4%
Expected dividend yield	0%
Expected volatility	49%
Weighted average fair value	$5.30

Performance-Based Options

Options issued during the year ended December 31, 2014 included grants to certain employees totaling 23 shares that contained vesting conditions contingent on the achievement of certain milestones. Assuming continued service by the employee, the option would vest immediately upon achievement of the performance criteria. At December 31, 2014, certain milestones were achieved and therefore five shares vested immediately. The Company recorded stock-based compensation expense totaling less than $0.1 million related to these options. The remaining 18 shares were cancelled. There were no performance-based option activity for the years ended December 31, 2016 and 2015.

NOTE J – INCOME TAXES

The components of loss before taxes for the years ended December 31, 2016, 2015 and 2014, consist of the following:

	Years ended December 31,
(in thousands)	2016	2015	2014
Domestic	$(28,337)	$(17,860)	$(6,929)
Foreign	(387)	(440)	—
Total loss before income taxes	$(28,724)	$(18,300)	$(6,929)

Income tax expense differs from the amount computed by applying the statutory federal income tax rate as follows:

	Years ended December 31,
	2016	2015		2014
Tax at statutory federal rate	34.0%	34.0%		34.0%
State tax, net of federal benefit	1.9%	1.8%		1.1%
Meals and entertainment	(1.4%)	(2.0%	)	(4.2%)
Stock-based compensation	(1.9%)	(1.9%	)	(0.8%)
Other	0.7%	(0.3%	)	0.8%
Change in valuation allowance	(33.3%)	(31.6%	)	(30.9%)
Total	0%	0.0%		0.0%

The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset (liability) were as follows:

	Years ended December 31,
(in thousands)	2016	2015
Deferred tax asset:
Accounts receivable	$110	$136
Inventories	112	71
Accrued expenses	363	158
Property and equipment	44	97
Research and development credits generated	1,440	1,091
Net operating loss carryforward	47,883	40,185
Stock-based compensation expense	2,286	780
Other	69	32
Total deferred tax assets	52,307	42,550
Valuation allowance	(51,899)	(42,299)
Total deferred tax assets, net of valuation allowance	408	251
Deferred tax liabilities:
Prepaid expense	(395)	(251)
Definite-lived intangible assets	(13)	—
Goodwill	(6)	—
Total deferred tax liabilities	(414)	(251)
Net deferred tax liabilities	$(6)	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, the Company has recorded a valuation allowance against its net deferred tax assets, excluding the indefinite-lived goodwill deferred tax liabilities as of December 31, 2016 and 2015. The Company’s valuation allowance increased by $9.6 million and $5.7 million in 2016 and 2015, respectively, due to the increase in total deferred tax assets.

As of December 31, 2016 and 2015, the Company had federal tax net operating loss carryforwards of approximately $138.5 million and $116.4 million, respectively, which will be available to offset earnings during the carryforward period. If not used, these carryforwards begin to expire in 2026. The Company’s research and development credit carryforwards, if not used, begin to expire in 2026.

At December 31, 2016, there were $1.6 million of unrecognized deferred tax assets that arose from tax deductions for equity compensation in excess of compensation recognized for financial reporting during years when net operating losses were created. Since the Company has adopted ASU 2016-09 effective January 1, 2017, these deferred tax assets will become recognized but will be subject to a full valuation allowance.  As such, there will be no net impact on the financial statements from this adoption.

At December 31, 2016 and 2015 the total unrecognized tax benefit was zero. The Company does not believe that its unrecognized tax benefits will significantly change within the next 12 months.

The Company’s 2006 to 2016 tax years remain open and subject to examination by the United States. The Company remains subject to possible examination in various other jurisdictions that are not expected to result in material tax adjustments.

NOTE K – EARNINGS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods as all potentially dilutive shares consisting of convertible preferred stock, restricted stock units, stock options and warrants were antidilutive in those periods.

The following table sets forth the computation of the Company’s net loss per share:

	Years ended December 31,
(in thousands, except per share amounts)	2016	2015	2014
Net loss	$(28,730)	$(18,300)	$(6,929)
Weighted average common stock outstanding	18,839	17,217	1,499
Net loss per share, basic and diluted	$(1.53)	$(1.06)	$(4.62)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted weighted average shares outstanding because such securities have an antidilutive impact due to losses reported:

	Years ended December 31,
(in thousands, except per share amounts)	2016	2015	2014
Convertible preferred stock outstanding	—	—	11,404
Convertible preferred stock warrants	—	—	38
Common stock warrants	38	38	—
Common stock options	3,349	2,649	2,098
Common stock RSUs	12	—	—
Total	3,399	2,687	13,540

NOTE L – COMMITMENTS AND CONTINGENCIES

License Agreement with Acclarent, Inc.

In February 2011, the Company entered into a license agreement with Acclarent, Inc. (“Acclarent”) in connection with the settlement of then-ongoing litigation in which Acclarent alleged that the Company’s FinESS and XprESS products infringed certain claims of five of their patents, which allegations the Company denied. In October 2012, the Company agreed with Acclarent to amend certain terms of the license agreement (as amended, the “Acclarent License”). Pursuant to the Acclarent License, Acclarent granted the Company a worldwide, non-exclusive, royalty-bearing license under certain patents held by Acclarent to manufacture, use and commercialize the Company’s currently marketed XprESS, PathAssist and FinESS products and certain future versions of those products (collectively, the “Covered Products”) in the field of the expansion of paranasal sinuses and sinus pathways.

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

Operating Leases

As of December 31, 2016, the Company has three leased facilities under operating lease agreements. The Company entered into a 41-month lease in February 2012, effective April 1, 2012, for its manufacturing facility and corporate headquarters. The Company entered into a 50-month lease on June 30, 2014, effective July 1, 2014, for additional distribution space in a second facility. On February 26, 2015, the Company exercised its right to extend the lease term of its manufacturing facility and corporate headquarters for an additional three years through August 2018. On June 30, 2015, the Company entered into amendments to each lease agreement, among other things, to expand the space occupied by the Company at the property at which the Company’s corporate headquarters are located, and to extend the term of each lease agreement through June 2021, with an option to extend each lease for an additional term through June 2024. Rental payments on operating leases are charged to expense on a straight-line basis over the period of the lease. These lease agreements require the Company to pay executory costs such as real estate taxes, insurance and repairs, and includes renewal and escalation clauses. In connection with the XeroGel acquisition, the Company assumed a lease agreement for manufacturing facility space in Hayward, California through August 31, 2017. Rental payments on operating leases are charged to expense on a straight-line basis over the period of the lease. This lease agreement requires the Company to pay executory costs such, as real estate taxes, insurance and repairs, and includes renewal and escalation clauses.

Approximate minimum future obligations which include monthly contractual lease payments under operating leases with initial terms in excess of one year are as follows:

(in thousands)

2017	$430
2018	395
2019	388
2020	389
2021	197
Total	$1,799

Total lease expense was approximately $0.6 million, $0.3 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Other Commitments

In June 2016, the Company entered into an Amended and Restated Fiagon NA Distribution Agreement with Fiagon NA Corporation in which the Company was granted exclusive distribution rights in the United States and Canada for Fiagon Image Guidance Systems and certain components, parts and related ancillary products i) to hospitals, ii) to ENT physicians in the office, clinic, and surgery centers, and iii) under ENT healthcare system contracts. The terms of the Fiagon Distribution Agreement require the Company to purchase minimum quantities of Fiagon IGS and certain other disposable products through August 9, 2020 in order for the Company to retain exclusive distribution rights.

NOTE M – EMPLOYEE BENEFIT PLAN

The Company maintains a tax-qualified 401(k) retirement plan (“401(k) Plan”) for its U.S. employees. Eligible employees may make pre-tax 401(k) contributions under the 401(k) Plan, up to Internal Revenue Code limits. In addition, the Company, in its sole discretion, may make annual matching contributions and/or non-elective employer contributions to the 401(k) Plan. No such discretionary non-elective employer contributions were made during the years ended December 31, 2016, 2015 and 2014 and no such discretionary matching contributions were made during the years ended December 31, 2015 and 2014. During 2016, the Company has accrued for matching contributions that the Company may, in its discretion, make to the 401(k) Plan for the 2016 plan year (ending December 31, 2016) with accruals generally based on a matching contribution for each eligible employee that would be the lesser of: (1) 50% of the eligible employee's 2016 pre-tax 401(k) contributions and (2) 50% of up to 6% the eligible employee's 2016 eligible compensation.  The Company’s matching contribution expense during the year ended December 31, 2016 was $0.5 million and zero during the years ended December 31, 2015 and 2014. The Company’s non-elective employer contribution expense was zero during the years ended December 31, 2016, 2015 and 2014. The Company also provides retirement benefits for Entellus Medical Europe, Ltd., employees. Total contributions to retirement plans for Entellus Medical Europe employees were less than $0.1 million in 2016 and in 2015 and zero in 2014.

NOTE N – SEGMENT AND GEOGRAPHICAL DATA

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

The following table represents total revenue by geographic area, based on the location of the customer:

	Years ended December 31,
(in thousands)	2016	2015	2014
United States	$71,648	$60,911	$48,820
International	3,536	659	—
Total	$75,184	$61,570	$48,820

All of the Company’s long-lived assets are located in the United States.

NOTE O – SUBSEQUENT EVENT

In the first quarter of 2017, the Company completed a public offering of shares of its common stock, issuing a total of 2.9 million shares of common stock (including 0.5 million shares issued after exercise by the underwriters of their option to purchase additional shares) at an offering price of $17.00 per share. Certain existing stockholders of the Company also sold approximately 1.2 million shares of common stock in the offering. The Company received estimated net proceeds of approximately $45.4 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The Company did not receive any proceeds from the sale of shares by the existing selling stockholders.

NOTE P – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the Company’s unaudited quarterly results of operations for the years December 31, 2016 and 2015:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2016	2016	2016	2016
Revenue	$16,902	$18,730	$17,880	$21,672
Cost of goods sold	4,000	4,459	4,648	5,613
Gross profit	12,902	14,271	13,232	16,059
Operating expenses:
Selling and marketing	13,407	13,086	15,364	14,970
Research and development	1,912	1,873	2,047	1,960
General and administrative	3,949	3,838	4,807	5,966
Total operating expense	19,268	18,797	22,218	22,896
Loss from operations	(6,366)	(4,526)	(8,986)	(6,837)
Other income (expense):
Interest income	70	83	75	50
Interest expense	(562)	(562)	(562)	(562)
Other non-operating (expense) income	(14)	(16)	(12)	3
Loss before income tax expense	(6,872)	(5,021)	(9,485)	(7,346)
Income tax (expense) benefit	—	—	(34)	28
Net loss	$(6,872)	$(5,021)	$(9,519)	$(7,318)
Net loss per share, basic and diluted	$(0.37)	$(0.27)	$(0.50)	$(0.39)
Weighted average common shares used to compute net loss per share, basic and diluted	18,801	18,824	18,855	18,876

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
(in thousands, except per share amounts)	2015	2015	2015	2015
Revenue	$13,502	$15,191	$14,804	$18,073
Cost of goods sold	2,949	3,348	3,431	4,330
Gross profit	10,553	11,843	11,373	13,743
Operating expenses:
Selling and marketing	9,887	9,815	12,308	12,937
Research and development	1,300	1,308	1,392	1,387
General and administrative	2,816	3,074	3,230	3,914
Total operating expense	14,003	14,197	16,930	18,238
Loss from operations	(3,450)	(2,354)	(5,557)	(4,495)
Other income (expense):
Interest income	21	50	47	53
Interest expense	(919)	(562)	(561)	(562)
Other non-operating expense	—	(2)	—	(9)
Total other expense, net	(898)	(514)	(514)	(518)
Net loss	$(4,348)	$(2,868)	$(6,071)	$(5,013)
Net loss per share, basic and diluted	$(0.35)	$(0.15)	$(0.32)	$(0.27)
Weighted average common shares used to compute net loss per share, basic and diluted	12,542	18,718	18,738	18,784

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Beginning			Ending
(in thousands)	Balance	Additions	Deductions	Balance
Allowance for doubtful accounts receivable
Year ended December 31, 2016	$135	$34	$19	$150
Year ended December 31, 2015	150	46	61	135
Year ended December 31, 2014	135	49	34	150

Reserve for sales returns and allowances
Year ended December 31, 2016	$251	$66	$159	$158
Year ended December 31, 2015	140	230	119	251
Year ended December 31, 2014	100	120	80	140

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) al 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.

Item 9B.	Other Information

Entellus Medical, Inc. 2017 Bonus Plan

On February 16, 2017, our compensation committee and board of directors approved an Entellus Medical, Inc. 2017 Bonus Plan, which serves as our annual short-term cash incentive plan. Robert S. White, our President and Chief Executive Officer, and Brent A. Moen, our Chief Financial Officer, among other executive officers, are eligible to participate in the 2017 Bonus Plan. The 2017 Bonus Plan ties their annual incentive awards closely to our performance.

Under the 2017 Bonus Plan, the executive officers will be eligible to earn annual short-term incentive awards based on our achievement in 2017 of performance goals relating to (i) revenue growth (65% weighting); (ii) operating income (loss) (15% weighting); (iii) revenue growth from balloon sinus dilation product sales (5% weighting); (iv) clinical evidence (5% weighting); (v) education and efficiency (5% weighting), and (vi) quality (5% weighting). The actual amount of each executive officer’s bonus earned pursuant to the operating income (loss) criteria will be reduced by 50% if the actual expenses of such executive officer’s department exceed the budgeted plan.

Under the 2017 Bonus Plan, Messrs. White and Moen are eligible to receive the following threshold, target and maximum awards:

Executive Officer	Threshold Bonus 50% Payout	Target Bonus 100% Payout	Maximum Bonus 150% Payout
Robert S. White	$220,000	$440,000	$660,000
Brent A. Moen	70,875	141,750	212,625

Each executive officer must be employed by our company through the date on which we pay and/or grant annual incentive awards under the 2017 Bonus Plan in order to be eligible to receive an annual incentive award under the plan.

Entellus Medical, Inc. Officer Severance Plan

On February 16, 2017, our compensation committee approved the Entellus Medical, Inc. Officer Severance Plan. The purpose of the Officer Severance Plan is to replace our existing practice of entering into an individual severance agreement with each new officer. Subject to certain exclusions, the Officer Severance Plan would cover all executive officers of the Company (other than the Chief Executive Officer who would have an individual agreement) and only those non-executive officers of the Company as determined in the discretion of the Chief Executive Officer. In addition to the express exclusion of the Chief Executive Officer, the Officer Severance Plan provides that any officer who has rights to severance under any individual agreement or other plan or policy will not be eligible to receive benefits under the Officer Severance Plan. Therefore, our current officers who have rights to severance under any individual agreement or other plan or policy will not be eligible to receive benefits under the Officer Severance Plan.

The severance benefits provided under the Officer Severance Plan are substantially the same as the terms set forth in our existing officers’ individual severance agreements and consist of two components: severance pay and COBRA reimbursements. The entitlement to severance benefits under the Officer Severance Plan would arise only in the event of an involuntary termination of employment (by us other than for cause, death or disability or by the officer for good reason). The amount of severance pay would be 12, six or three months’ of base pay, depending on the officer’s level (executive or non-executive) and whether the officer’s termination is in connection with a change in control. If a termination occurs in connection with a change in control, then the severance pay amount would be two times the officer’s non-change in control severance  pay amount, plus 100% (or for non-executive officers, 50%) of the officer’s target bonus for the year of termination. For example, if an executive officer receives six months base pay for regular severance, then the officer would receive 12 months base pay for a change in control severance, plus 100% of his or her target bonus for the year of termination. In addition, if the officer is eligible for and timely elects COBRA continuation coverage under the Company’s group medical and/or dental plans, for a specified premium reimbursement period the officer  will be reimbursed for an amount equal to the difference between the amount the officer paid for COBRA coverage and the amount paid by a full-time active Company employee for the same level of coverage elected by such officer plus the amount, if any, the Company would have contributed to a health savings account (or other arrangement), had the officer been employed by the Company during such time period. The premium reimbursement period corresponds to the number of months of base pay used to calculate the officer’s severance pay, but will end earlier if the officer is no longer eligible for COBRA continuation coverage or the officer becomes eligible to participate in another group medical plan or group dental plan, as the case may be, because of reemployment or otherwise, whether or not the officer elects to participate in such plan. The Officer Severance Plan also provides for automatic acceleration of vesting of equity awards upon an involuntary termination after a change in control and all stock options held by the officer would remain exercisable for one year after the termination date, but in no event after the expiration date of any stock option. All severance pay and benefits would be conditioned upon receipt of a release of claims from the officer.

A copy of the Officer Severance Plan is attached to this Annual Report on Form 10-K as Exhibit 10.30 and is incorporated herein by reference. The above description of the Officer Severance Plan is not intended to be complete and is qualified in its entirety by the specific language in the Officer Severance Plan.

Amendment to Change in Control Severance Agreement

On February 16, 2017, we and Robert S. White, our President and Chief Executive Officer, entered into an amendment to Mr. White’s existing Change in Control Severance Agreement pursuant to which we agreed to increase his severance pay upon a termination of his employment in connection with a change in control from (a) 12 months base pay plus 100% of his target bonus to (b) 24 months base pay plus 200% of his target bonus.  We also agreed to increase the maximum length of time that he may receive reimbursement of a portion of his monthly COBRA continuation coverage premiums, if he is eligible for and timely elects such coverage, from 12 months to 18 months (or, if earlier, until he becomes eligible for group health and dental benefits for himself and his dependents with his subsequent employer).

A copy of the amendment is attached to this Annual Report on Form 10-K as Exhibit 10.32 and is incorporated herein by reference. The above description of the amendment is not intended to be complete and is qualified in its entirety by the specific language in the amendment.

Resignation of Named Executive Officer

On February 16, 2017, Jeff Kogl, our Vice President, Business Development & Strategy, resigned effective as of February 21, 2017 to pursue other opportunities.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to information to be contained under the headings “Executive Officers” and “Corporate Governance” in our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2016.

Material Changes to Procedures by Which Stockholders May Recommend Board Nominees

We did not make any material changes to the procedures by which stockholders may recommend nominees to our board of directors, as described in our proxy statement for our 2016 Annual Meeting of Stockholders, during the three months ended December 31, 2016.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics applicable to all officers, directors and employees, which is available under the Corporate Governance section of our website at www.entellusmedical.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our code of business conduct and ethics, as well as the requirement by the NASDAQ Listing Rules to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified above.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to information to be contained under the headings “Executive Compensation” and “Director Compensation” in our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to information to be contained under the heading “Stock Ownership” in our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2016.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 regarding compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options,	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders: (1)	2,583,420	$11.79	874,190
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	2,583,420	$11.79	874,190

(1) Consists of the 2006 Plan, the 2015 Plan and the 2015 Employee Stock Purchase Plan

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

The information required by this Item is incorporated by reference to information to be contained under the headings “Certain Transactions with Related Persons” and “Corporate Governance—Director Independence” in our definitive proxy statement for our 2017 annual meeting of stockholders to be filed with the SEC within 120 days of December 31, 2016.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to information to be contained under the headings “Proposal No. 2. Ratification of Appointment of Independent Registered Public Accounting Firm—Audit, Audit-Related, Tax and All Other Fees” and “Proposal No. 2. Ratification of Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies and Procedures” in our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2016.

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules
(a)	Documents filed as part of this report:
1.	List of Consolidated Financial Statements

The financial statements required by this item are listed in Item 8, “Consolidated Financial Statements and Supplementary Data” herein.

2.	List of Consolidated Financial Statement Schedules

The financial statement schedule required by this item is listed in Item 8, “Consolidated Financial Statements and Supplementary Data” herein.

3.	List of Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/ Furnished Herewith	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Entellus Medical, Inc.		8-K	001-36814	3.1	02/03/15

3.2	Amended and Restated Bylaws of Entellus Medical, Inc.		8-K	001-36814	3.2	02/03/15

4.1	Form of Common Stock Certificate of Entellus Medical, Inc.		S-1/A	333-201237	4.1	01/15/15

4.2	Fifth Amended and Restated Investor Rights Agreement, dated August 17, 2011, by and among Entellus Medical, Inc., the parties set forth therein and such other investors as may from time to time become a party thereto		S-1/A	333-201237	4.3	01/28/15

4.3	Fifth Amended and Restated Registration Rights Agreement, dated August 17, 2011, by and among Entellus Medical, Inc., the parties set forth therein and such other parties as may from time to time become a party thereto		S-1/A	333-201237	4.4	01/28/15

4.4	Warrant to Purchase Stock, dated October 18, 2012, issued by Entellus Medical, Inc. in favor of Oxford Finance LLC		S-1/A	333-201237	4.6	01/28/15

4.5	Warrant to Purchase Stock, dated October 18, 2012, issued by Entellus Medical, Inc. in favor of Oxford Finance LLC		S-1/A	333-201237	4.7	01/28/15

10.1	Entellus Medical, Inc. 2006 Stock Incentive Plan (as amended and restated November 12, 2009) #		S-1/A	333-201237	10.1	01/28/15

10.2	Third Amendment to Entellus Medical, Inc. 2006 Stock Incentive Plan #		S-1	333-201237	10.1(a)	12/23/14

10.3	Fourth Amendment to Entellus Medical, Inc. 2006 Stock Incentive Plan #		S-1/A	333-201237	10.1(b)	01/15/15

10.4	Form of Incentive Stock Option Agreement pursuant to 2006 Stock Incentive Plan #		S-1/A	333-201237	10.2	01/28/15

Exhibit Number	Exhibit Description	Filed/ Furnished Herewith	Form	File No.	Exhibit	Filing Date

10.5	Form of Non-Statutory Stock Option Agreement pursuant to 2006 Stock Incentive Plan #		S-1/A	333-201237	10.3	01/28/15

10.6	Entellus Medical, Inc. 2015 Incentive Award Plan #		S-1/A	333-201237	10.4	01/15/15

10.7	Form of Entellus Medical, Inc. 2015 Incentive Award Plan Stock Option Agreement #		S-1/A	333-201237	10.4(a)	01/15/15

10.8	Form of Entellus Medical, Inc. 2015 Incentive Award Plan Restricted Stock Unit Award Grant Notice and Award Agreement #		S-1/A	333-201237	10.4(b)	01/15/15

10.9	Entellus Medical, Inc. 2015 Employee Stock Purchase Plan #		S-1/A	333-201237	10.5	01/15/15

10.10	Letter Amendment dated February 11, 2016 to March 24, 2010 Stock Option Agreement with Brian Farley #		10-K	001-36814	10.21	02/25/16

10.11	Form of Indemnification Agreement between Entellus Medical, Inc. and its Directors and Officers #		S-1	333-201237	10.6	12/23/14

10.12	Employment Agreement dated November 18, 2014 between Entellus Medical, Inc. and Robert S. White #		S-1	333-201237	10.17	12/23/14

10.13	Change in Control Severance Agreement dated November 24, 2014 between Entellus Medical, Inc. and Robert S. White #		S-1/A	333-201237	10.11	01/15/15

10.14	Offer Letter dated May 6, 2016 between Entellus Medical, Inc. and Brent Moen #		8-K	001-36814	10.1	05/23/16

10.15	Severance Agreement dated May 23, 2016 between Entellus Medical, Inc. and Brent A. Moen #		8-K	001-36814	10.2	05/23/16

10.16	Separation and Release Agreement dated as of December 30, 2016 between Entellus Medical, Inc. and James D. Surek #		8-K	001-36814	10.1	01/05/17

10.17	Form of Confidentiality, Invention Assignment and Non-Competition Agreement #	*

10.18	Non-Employee Director Compensation Program #	*

10.19	Confidential Settlement Agreement and Non-Exclusive Patent License Agreement dated February 17, 2011 between Acclarent, Inc. and Entellus Medical, Inc. †		S-1/A	333-201237	10.7	01/15/15

10.20	Amendment No. 1 to the Confidential Settlement and Non-Exclusive Patent License Agreement dated October 5, 2012 between Acclarent, Inc. and Entellus Medical, Inc. †		S-1/A	333-201237	10.8	01/28/15

10.21	Amended and Restated Loan and Security Agreement dated December 20, 2013 among Oxford Finance LLC, the lenders listed therein and Entellus Medical, Inc.		S-1/A	333-201237	10.9	01/28/15

10.22	First Amendment to Amended and Restated Loan and Security Agreement dated October 31, 2014 among Oxford Finance LLC, the lenders listed therein and Entellus Medical, Inc.		S-1/A	333-201237	10.9(a)	01/28/15

10.23	Second Amendment to Amended and Restated Loan and Security Agreement dated March 30, 2015 among Oxford Finance LLC, the lenders listed therein and Entellus Medical, Inc.		8-K	001-36814	10.1	04/02/15

10.24	Third Amendment to Amended and Restated Loan and Security Agreement dated May 19, 2015 among Oxford Finance LLC, the lenders listed therein and Entellus Medical, Inc.		10-Q	001-36814	10.2	08/07/15

Exhibit Number	Exhibit Description	Filed/ Furnished Herewith	Form	File No.	Exhibit	Filing Date

10.25	Fourth Amendment to Amended and Restated Loan and Security Agreement dated February 1, 2017 among Oxford Finance LLC, the lenders listed therein and Entellus Medical, Inc.	*

10.26	Commercial Lease dated February 27, 2012 between MU Plymouth Ponds LLC and Entellus Medical, Inc., relating to 3600 Holly Lane North, Plymouth, MN		8-K	001-36814	10.1	07/07/15

10.27	First Amendment to Commercial Lease dated June 30, 2015 between MU Plymouth Ponds LLC and Entellus Medical, Inc., relating to 3600 Holly Lane North, Plymouth, MN		8-K	001-36814	10.1(a)	07/07/15

10.28	Commercial Lease dated June 30, 2014 between MU Plymouth Ponds LLC and Entellus Medical, Inc., relating to 3500 Holly Lane North, Plymouth, MN		8-K	001-36814	10.2	07/07/15

10.29	First Amendment to Commercial Lease dated June 30, 2015 between MU Plymouth Ponds LLC and Entellus Medical, Inc., relating to 3500 Holly Lane North, Plymouth, MN		8-K	001-36814	10.2(a)	07/07/15

10.30	Amended and Restated Fiagon NA Distributor Agreement effective June 23, 2016 between Fiagon NA Corporation and Entellus Medical, Inc.†		8-K	001-36814	10.1	06/27/16

10.31	Entellus Medical, Inc. Officer Severance Plan #	*

10.32	Amendment to Change in Control Severance Agreement effective February 16, 2017 between Entellus Medical, Inc. and Robert S. White #	*

21.1	Subsidiaries of Entellus Medical, Inc.		10-K	001-36814	21.1	02/25/16

23.1	Consent of Grant Thornton LLP	*

24.1	Power of Attorney (included on signature page)	*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	**

32.2	Section 1350 Certification of Chief Financial Officer	**

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.
†

Portions of this exhibit (indicated by asterisks) have been redacted and are subject to an order granting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. The redacted material was filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTELLUS MEDICAL, INC.

By:	/s/ Robert S. White
Name:	Robert S. White
Title:	President and Chief Executive Officer

Date: February 22, 2017

KNOWN BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert S. White and Brent A. Moen, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof. This power of attorney shall be governed by and construed with the laws of the State of Delaware and applicable federal securities laws.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. White	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2017
Robert S. White

/s/ Brent A. Moen	Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	February 22, 2017
Brent A. Moen

/s/ Brian E. Farley	Chairman of the Board	February 22, 2017
Brian E Farley

/s/ John K. Bakewell	Director	February 22, 2017
John K. Bakewell

/s/ Joshua Baltzell	Director	February 22, 2017
Joshua Baltzell

/s/ Shawn T McCormick	Director	February 22, 2017
Shawn T McCormick

/s/ David B. Milne	Director	February 22, 2017
David B. Milne

/s/ Guido Neels	Director	February 22, 2017
Guido Neels