Form 10-Q
period 2017-03-31
ENTELLUS MEDICAL INC
filed 2017-05-05
CIK 1374128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On April 27, 2017, there were 21,916,451 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

ENTELLUS MEDICAL, INC.

As used in this report, the terms “we,” “us,” “our,” “Entellus Medical,” “Entellus” and the “Company” mean Entellus Medical, Inc. and our consolidated wholly-owned subsidiary, unless the context indicates another meaning.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements under the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues,” similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) and the use of future dates identify forward-looking statements in this report. Forward-looking statements contained in this report include, but are not limited to, statements related to:

•	estimates of our future revenue, expenses, capital requirements and our needs for additional financing and our ability to obtain additional financing in the future, on favorable terms or at all;
•	the implementation of our business model, strategic plans for our products, technologies and businesses and ability to obtain success with respect to our key initiatives;
•	our ability to manage and grow our business by expanding our sales to existing customers or introducing our products to new customers; and
•	our expectations regarding the use of proceeds from our initial public offering.

Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. Actual future results may vary materially from those projected, anticipated or indicated in any forward-looking statements as a result of various factors, including without limitation those set forth below and elsewhere in this report:

•	our future operating losses and ability to achieve or sustain profitability;
•	our future revenues and ability to sustain historical revenue growth;
•

the dependence of our revenues on our XprESS™ family of products, future market acceptance and adoption of such products, and adequate levels of coverage or reimbursement for procedures using such products;

•	the effect of Medicare’s final rule on the Hospital Outpatient Prospective Payment System, or OPPS, for 2017 and future similar Medicare rulemaking on our revenues;
•	our dependence on our license agreement with Acclarent, Inc.;
•

our ability to achieve success with respect to the following key initiatives: (1) expansion and enhanced productivity of our sales force; (2) account development activities; (3) global expansion; and (4) new products and indications;

•	our ability to successfully develop and commercialize new ear, nose and throat, or ENT, products;
•	not successfully competing against our existing or potential competitors;
•	the effect of consolidation in the healthcare industry or group purchasing organizations and the aggregation of purchasing power;
•	our ability to expand, manage and maintain our direct sales organization and market and sell our products in the United States and internationally and risks involved in such expansion;
•	risks and uncertainties involved in our international operations and use of international third-party distributors;
•	the compliance of our products with the laws and regulations of the countries in which they are marketed, which compliance may be costly and time-consuming;
•

failure or delay in obtaining U.S. Food and Drug Administration, or FDA, or other regulatory approvals for our products or the effect of FDA or other regulatory actions on our operations, including risks associated with the recent FDA warning letter that we received;

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

•	our ability to manage our anticipated growth;
•	risk associated with our clinical studies;
•	the risk of future product recalls, product liability claims and litigation and inadequate insurance coverage relating thereto;
•	challenges to our intellectual property rights or inability to defend our products against the intellectual property rights of others;
•	the loss of key suppliers, which may result in our inability to meet customer orders for our products in a timely manner or within our budget;

•	risks associated with our manufacturing operations, including the anticipated transition of manufacturing our XeroGel nasal packing material from Hayward, California to Plymouth, Minnesota;
•	failures of, interruptions to, or unauthorized tampering with, our information technology systems;
•	the adequacy of our capital resources and our ability to raise additional financing when needed and on favorable terms;
•	risks associated with our outstanding indebtedness and loan and security agreement with Oxford Finance LLC and the other lenders party thereto; and
•

the effect of new or revised laws, rules and regulations, such as healthcare reform legislation, including the excise tax on U.S. sales of certain medical devices, and its implementation, possible additional legislation, regulation and other governmental pressure in the United States and globally, which may affect utilization, pricing, reimbursement, taxation and rebate policies of governmental agencies and private payors, which could have an adverse effect on our business, financial condition or operating results.

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition, or operating results, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and Item 1A of Part II of this report under the headings “Risk Factors.” The risks and uncertainties described above and in “Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and Item 1A of Part II of this report under the headings “Risk Factors” are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our business, financial condition or operation results, may emerge from time to time. Readers are urged to consider these factors carefully in evaluating these forward-looking statements. Readers should also carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, or the SEC. Our forward-looking statements in this report speak only as of the date of this report. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENTELLUS MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	March 31,	December 31,
	2017	2016
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$65,189	$21,417
Short-term investments	3,003	10,845
Accrued interest income	58	75
Accounts receivable, net of allowance for doubtful accounts and sales returns of $329 and $308, respectively	13,784	13,556
Inventories	7,324	7,226
Prepaid expenses and other current assets	1,852	1,787
Total current assets	91,210	54,906
Property and equipment, net	6,571	6,487
Intangible assets, net	9,662	9,840
Goodwill	477	477
Other non-current assets	235	379
Total assets	$108,155	$72,089
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,561	$2,796
Accrued expenses	9,379	13,005
Revolving credit facility	8,000	—
Current portion of long-term debt	—	9,118
Total current liabilities	19,940	24,919
LONG-TERM LIABILITIES
Long-term debt, less current portion, net of debt issuance costs of $346 and $116, respectively	13,154	10,766
Other non-current liabilities	116	959
Total liabilities	33,210	36,644
COMMITMENTS AND CONTINGENCIES (See Note L)
STOCKHOLDERS' EQUITY (see Note H)
Preferred stock, $0.001 par value per share:
Authorized shares: 10,000 at March 31, 2017 and December 31, 2016
Issued and outstanding shares: none	—	—
Common stock, $0.001 par value per share:
Authorized shares: 200,000 at March 31, 2017 and December 31, 2016;
Issued and outstanding shares: 21,916 and 18,908 at March 31, 2017 and December 31, 2016, respectively	22	19
Additional paid-in capital	234,193	186,370
Accumulated other comprehensive loss	(144)	(156)
Accumulated deficit	(159,126)	(150,788)
Total stockholders' equity	74,945	35,445
Total liabilities and stockholders' equity	$108,155	$72,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTELLUS MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016

Revenue	$19,106	$16,902
Cost of goods sold	4,896	4,000
Gross profit	14,210	12,902
Operating expenses
Selling and marketing	15,274	13,407
Research and development	2,103	1,912
General and administrative	4,664	3,949
Total operating expenses	22,041	19,268
Loss from operations	(7,831)	(6,366)
Other income (expense)
Interest income	62	70
Interest expense	(565)	(562)
Other non-operating expense	(1)	(14)
Loss before income tax expense	(8,335)	(6,872)
Income tax expense	(3)	—
Net loss	$(8,338)	$(6,872)
Other comprehensive loss
Unrealized gain on short-term investments, net of tax	2	69
Foreign currency translation loss	(14)	(11)
Comprehensive loss	$(8,350)	$(6,814)
Net loss per share, basic and diluted	$(0.40)	$(0.37)
Weighted average common shares used to compute net loss per share, basic and diluted	20,876	18,801

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTELLUS MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(8,338)	$(6,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	716	349
Amortization of debt issuance costs	15	15
Amortization of premium on investments	3	79
Accretion of final payment fee on long-term debt	77	77
Deferred tax expense	3	—
Deferred rent	(4)	3
Stock-based compensation	1,814	1,205
Changes in operating assets and liabilities:
Accrued interest income	17	135
Accounts receivables, net	(205)	164
Inventories	(98)	38
Prepaid expenses and other current assets	(64)	(10)
Other non-current assets	281	(71)
Accounts payable	(236)	396
Accrued expenses	(3,649)	115
Net cash used in operating activities	(9,668)	(4,377)
Cash flows from investing activities:
Purchase of property and equipment	(622)	(618)
Purchase of investments	—	(21,784)
Proceeds from maturities of short-term investments	7,837	21,950
Net cash provided by (used in) investing activities	7,215	(452)
Cash flows from financing activities:
Proceeds from revolving credit facility	8,000	—
Proceeds from long-term debt	13,500	—
Payment of term debt	(20,000)	—
Payment of debt fees	(1,206)	—
Payment of debt issuance costs	(95)	—
Proceeds from stock options exercised	669	47
Shares repurchased for payment of taxes on stock awards	(18)	—
Proceeds from public offering, net of issuance costs	45,361	—
Net cash provided by financing activities	46,211	47
Net increase (decrease) in cash and cash equivalents	43,758	(4,782)
Effect of exchange rate changes on cash and cash equivalents	14	—
Cash and cash equivalents - beginning of period	21,417	28,548
Cash and cash equivalents - end of period	$65,189	$23,766
Supplemental cash flow information:
Cash paid for interest	$630	$470

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTELLUS MEDICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except per share data)

NOTE A.	ORGANIZATION

Nature of Business

Entellus Medical, Inc. (the “Company”) was incorporated in Minnesota in April 2006 and was reincorporated in Delaware in August 2006. The Company is focused on delivering superior patient and physician experiences through products designed for the minimally invasive treatment of chronic and recurrent sinusitis patients. The Company’s platform of products provides effective and easy-to-use solutions designed to simplify everything from diagnosis and patient selection, to complex case revisions and post-operative care. The Company’s three core product lines, XprESS Multi-Sinus Dilation Systems, MiniFESS™ Surgical Instruments, and FocESS™ Imaging & Navigation, are designed to enable ear, nose and throat (“ENT”) physicians to conveniently and comfortably perform a broad range of procedures in the ENT physician office and simplify operating room-based treatment. The Company currently sells product through its direct sales force in the United States and United Kingdom and in a limited number of additional countries through international distributors. The Company operates in one reporting segment.

NOTE B.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The interim financial data as of March 31, 2017 is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company’s management, the interim data includes only normal and recurring adjustments necessary for a fair statement of the Company’s financial results for the three months ended March 31, 2017 and 2016. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 that has been filed with the SEC.

Public Offering

In February 2017, the Company completed a public offering of shares of its common stock, issuing a total of 2.9 million shares of common stock (including 0.5 million shares issued after exercise by the underwriters of their option to purchase additional shares) at an offering price of $17.00 per share. Certain existing stockholders of the Company also sold approximately 1.2 million shares of common stock in the offering. The Company received net proceeds of approximately $45.4 million, after deducting underwriting discounts and commissions of $2.9 million and offering expenses of $0.7 million payable by the Company. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

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

Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three months ended March 31, 2017, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Recent Accounting Pronouncements

In May 2014, the Financial and Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This standard will eliminate the transaction and industry specific revenue recognition guidance under current U.S. GAAP and replace it with a principles-based approach for determining revenue recognition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606 – Revenue from Contracts with Customers, to clarify the Codification or to correct unintended application of guidance. The new guidance is effective for annual and interim periods beginning after December 15, 2018. ASU 2014-09 allows for full retrospective adoption applied to all periods presented or modified retrospective adoption with the cumulative effect of initially applying the standard recognized at the date of initial application. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations – Reporting Revenue Gross versus Net. This ASU clarifies the revenue recognition implementation guidance for preparers on certain aspects of principal versus agent consideration. The amendments in this ASU are effective for private companies and emerging growth companies beginning after December 15, 2018. The adoption of ASU 2016-08 will be concurrently adopted with the adoption of ASU 2014-09. The Company plans to adopt the new guidance beginning January 1, 2019.

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

In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest, to provide guidance on measurement of debt issuance costs associated with line-of-credit arrangements. ASU 2015-15 allows debt issuance costs associated with line-of-credit arrangements to be deferred and presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement. The Company adopted ASU 2015-15 effective January 1, 2017. The adoption of this standard did not have a material effect on the Company’s financial statements

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The Company does not expect that adoption of ASU 2016-01 will have a significant impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, the estimation of forfeitures, shares withheld for taxes and classification of shares withheld for taxes on the statement of cash flows. As part of the adoption of this guidance the Company has elected to account for forfeitures of share-based awards as they occur.  The Company adopted ASU 2016-09 on January 1, 2017 and there was not a material impact on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This guidance eliminates the requirement to determine the implied fair value of goodwill to measure an impairment of goodwill. Rather, goodwill impairment charges will be calculated as the amount by which a reporting unit's carrying amount exceeds its fair value. This ASU is effective for private companies and emerging growth companies beginning after December 15, 2020; the ASU allows for early adoption. The Company does not believe that adoption of ASU 2017-04 will have a significant impact on its consolidated financial statements.

NOTE C.	COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

	March 31,	December 31,
(in thousands)	2017	2016
Finished goods	$3,350	$3,562
Work in process	922	536
Raw materials	3,052	3,128
Total	$7,324	$7,226

Property and Equipment

	March 31,	December 31,
(in thousands)	2017	2016
Furniture and office equipment	$873	$873
Computer hardware and software	3,016	2,831
Laboratory equipment	4,537	4,336
Tooling and molds	1,512	1,512
Leasehold improvements	2,050	2,006
	$11,988	$11,558
Less accumulated depreciation and amortization	(5,991)	(5,465)
Property and equipment in progress	574	394
Total	$6,571	$6,487

Depreciation and amortization expense was $0.5 million and $0.3 million on property and equipment during the three months ended March 31, 2017 and 2016, respectively.

Intangible Assets

	March 31,	December 31,
(in thousands)	2017	2016
Technologies	$9,700	$9,700
Trade name	500	500
	$10,200	$10,200
Less accumulated amortization	(538)	(360)
Total	$9,662	$9,840

 Amortization expense was $0.2 million and zero on intangible assets during the three months ended March 31, 2017 and 2016, respectively.

Accrued Expenses

	March 31,	December 31,
(in thousands)	2017	2016
Compensation and commissions payable	$5,402	$8,674
Royalty payable	1,720	1,851
Other accrued expenses	2,257	2,480
Total	$9,379	$13,005

NOTE D.	LIQUIDITY AND BUSINESS RISKS

As of March 31, 2017, the Company had cash and cash equivalents of $65.2 million, short-term investments of $3.0 million and an accumulated deficit of $159.1 million. In the first quarter of 2017, the Company completed a public offering of shares of its common stock, issuing a total of 2.9 million shares of common stock (including 0.5 million shares issued after exercise by the underwriters of their option to purchase additional shares) at an offering price of $17.00 per share. Certain existing stockholders of the Company also sold approximately 1.2 million shares of common stock in the offering. The Company received net proceeds of $45.4 million, after deducting underwriting discounts and commissions of $2.9 million and offering expenses of $0.7 million payable by the Company. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

In March 2017, the Company entered into a loan and security agreement with Oxford Finance LLC. Under the terms of the loan and security agreement, the Company may borrow up to a total of $40.0 million in term loans in three tranches and up to $10.0 million under a revolving line of credit, subject to a borrowing base requirement. The first term loan of $13.5 million was borrowed immediately on March 31, 2017 by the Company of which was used to repay a portion of approximately $20.0 million in pre-existing outstanding indebtedness. The Company also immediately borrowed $8.0 million under the revolving line of credit to repay the remaining $20.0 million in outstanding indebtedness, with the ability to borrow up to an additional $2.0 million if the borrowing base requirement is met in the future.

Prior to its initial public offering (“IPO”), the Company financed its operations with a combination of revenue, private placements of convertible preferred securities and amounts borrowed under its credit facility. The Company expects that its cash and cash equivalents, short-term investments and anticipated revenue will be sufficient to fund its operations through at least the next 24 months.

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

The following is a summary of the available-for-sale investments by type of instrument, which are included in short-term investments in the consolidated balance sheets as of March 31, 2017 and December 31, 2016.

		Unrealized	Unrealized
		Gain in	Losses in
		Accumulated	Accumulated
		Other	Other
	Amortized	Comprehensive	Comprehensive	Estimated
March 31, 2017 (in thousands)	Cost	Loss	Loss	Fair Value
Commercial paper	$750	$—	$—	$750
Corporate bonds	2,254	—	(1)	2,253
Total available-for-sale securities	$3,004	$—	$(1)	$3,003

		Unrealized	Unrealized
		Gain in	Losses in
		Accumulated	Accumulated
		Other	Other
	Amortized	Comprehensive	Comprehensive	Estimated
December 31, 2016 (in thousands)	Cost	Loss	Loss	Fair Value
Commercial paper	$2,495	$2	$—	$2,497
Corporate bonds	4,099	—	(2)	4,097
Foreign assets	4,250	1	—	4,251
Total available-for-sale securities	$10,844	$3	$(2)	$10,845

Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the three months ended March 31, 2017. The Company considered various factors, including a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. As of March 31, 2017 and December 31, 2016, available-for-sale maturities as noted in the table above mature in one year or less.

NOTE F.	FAIR VALUE MEASUREMENTS

As of March 31, 2017 and as of December 31, 2016, the carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments.

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

Short-term Investments

The following is a summary of available-for-sale investments by type of instrument measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016.

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$750	$—	$750
Corporate bonds	—	2,253	—	2,253
Total	$—	$3,003	$—	$3,003
	December 31, 2016
	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$2,497	$—	$2,497
Corporate bonds	—	4,097	—	4,097
Foreign assets	—	4,251	—	4,251
Total	$—	$10,845	$—	$10,845

There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurement during the three months ended March 31, 2017. The Company has not experienced any significant realized gains or losses on its investments in the periods presented in the consolidated statements of operations and comprehensive loss.

NOTE G.	DEBT

In December 2013, the Company entered into an amended and restated credit facility (the “Prior Credit Facility”) with Oxford Finance LLC (“Oxford”). Under the Prior Credit Facility, the Company borrowed $20.0 million at a fixed rate of 9.40%. The Prior Credit Facility was scheduled to mature and all amounts borrowed thereunder were due on December 1, 2018. In February 2017, the Company entered into an amendment to the amended and restated loan and security agreement to allow principal payments due on February 1, 2017 and March 1, 2017 to be deferred until March 15, 2017. In March 2017, the principal payments were deferred again during renegotiations with Oxford.

In March 2017, the Company entered into a loan and security agreement (the “Loan Agreement”) providing for a new credit facility (the “New Credit Facility”). Under the terms of the New Credit Facility, the Company may borrow from the lenders (collectively the “Lenders”) up to a total of $40.0 million in term loans in three tranches (each, a “Term Loan” or, collectively, “Term Loans”) and up to $10.0 million under the revolving line of credit, subject to a borrowing base requirement (the “Revolving Line of Credit”). The first Term Loan of $13.5 million was borrowed immediately, in addition to $8.0 million under the Revolving Line of Credit, and used to repay approximately $20.0 million of then outstanding indebtedness, which constituted all amounts outstanding related to the Prior Credit Facility, together with the final payment fee totaling $1.2 million. The New Credit Facility was accounted for as a modification of debt under applicable accounting guidance.

The second Term Loan of up to $10.0 million is available beginning on the earlier of the completion of a future merger, consolidation or acquisition in which the borrowings would be used by the Company to pay the purchase price or November 1, 2017 (if certain trailing 12-month revenues are met) and ending on December 31, 2017. The third Term Loan of up to $16.5 million is available beginning on the earlier of the completion of a future merger, consolidation or acquisition in which the borrowings would be used by the Company to pay the purchase price or the occurrence of certain trailing 12-month revenues and ending on March 31, 2018. The borrowings under the second and third Term Loans must be used to fund a merger, consolidation or acquisition or may be used for working capital so long as the Company’s trailing 12-month revenues meet certain amounts. The third Term Loan cannot be made prior to the funding of the second Term Loan, or if no second Term Loan is made, January 1, 2018.  The Term Loans mature and all amounts borrowed under the New Credit Facility, including the Revolving Line of Credit, become due and payable on March 1, 2022. The borrowings under the Revolving Line of Credit are classified as short-term obligations as the Loan Agreement contains a subjective acceleration clause and requires the Company to maintain a lockbox arrangement with the Lender.

Each Term Loan bears interest at a floating per annum rate equal to the greater of (1) 7.95% and (2) the sum of (i) the greater of (A) the 30-day U.S. LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (B) 0.77%, plus (ii) 7.18%.  With respect to the Revolving Line of Credit, the floating per annum rate of interest is equal to the greater of (1) 4.95% and (2) the sum of (i) the greater of (A) 30-day U.S. LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (B) 0.77%, plus (ii) 4.18%. The Company is required to make interest-only payments following the funding of each Term Loan through April 1, 2019 or, under certain circumstances, through April 1, 2020. All outstanding Term Loans will begin amortizing at the end of the applicable interest-only period, with monthly payments of principal and interest being made by the Company to the Lenders in consecutive monthly installments following such interest-only period.

In addition to principal and interest payments, the Company is required under the New Credit Facility to make a final payment fee of 4.95% on the principal amount of any Term Loans outstanding, which will be accrued over the term of the New Credit Facility and will be due at the earlier of maturity, acceleration of the Revolving Line of Credit or Term Loans or prepayment of a Term Loan. If the Company repays the amounts borrowed under any Term Loan prior to maturity, the Company will be required to make a prepayment fee equal to 1.00% to 3.00% of the principal amount of such Term Loan prepaid, depending upon the timing of the prepayment. In addition, the Company is required to pay customary commitment fees and unused fees and certain other customary fees related to the Lenders’ administration of the New Credit Facility.

The Company’s obligations under the New Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets, other than its intellectual property and, under certain circumstances more than 65% of its shares in any foreign subsidiary. The Company has agreed not to pledge or otherwise encumber its intellectual property assets, except for permitted liens, as such terms are defined in the Loan Agreement and except as otherwise provided for in the Loan Agreement.

The Loan Agreement contains affirmative and negative covenants applicable to the Company and any subsidiaries and events of default, in each case subject to grace periods, thresholds and materiality qualifiers, as more fully described in the Loan Agreement. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and material governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on the Company incurring additional indebtedness, engaging in mergers, consolidations or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control. The events of default include, among other things, the Company’s failure to pay any amounts due under the New Credit Facility, a breach of covenants under the Loan Agreement, the Company’s insolvency, a material adverse change, the occurrence of a default under certain other indebtedness and the entry of final judgments against the Company in excess of a specified amount. If an event of default occurs, the Lenders are entitled to take various actions, including the acceleration of amounts due under the New Credit Facility, termination of the commitments under the New Credit Facility and certain other actions available to secured creditors. The Company was in compliance with all required covenants as of March 31, 2017 and December 31, 2016.

As of March 31, 2017 and December 31, 2016, the Company has borrowed and had outstanding $13.5 million and $20.0 million of term loan debt under the New Credit Facility and Prior Credit Facility, respectively. As of March 31, 2017, the Company had borrowed $8.0 million of the available $10.0 million under the Revolving Line of Credit under the New Credit Facility.

As of March 31, 2017 and December 31, 2016, the carrying amount of debt approximated fair value because the interest rate approximates current market rates of interest available in the market. The fair value of the Company’s debt is considered a Level 3 measurement.

Assuming a 60-month amortization period as stated in the New Credit Facility, the Company’s principal payments under the Term Loan are as follows:

(in thousands)
2017	$—
2018	—
2019	3,375
2020	4,500
2021	4,500
2022	1,125
$13,500

NOTE H.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes 10.0 million shares of preferred stock. As of March 31, 2017, no shares of preferred stock were outstanding.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes 200.0 million shares of common stock. As of March 31, 2017, 21.9 million shares were outstanding.

2015 Incentive Award Plan

In December 2014, the Company’s Board of Directors adopted, and in January 2015 the Company’s stockholders approved, the Entellus Medical, Inc. 2015 Incentive Award Plan (the “2015 Plan”). The 2015 Plan became effective in connection with the IPO, at which time the Company ceased making awards under the Entellus Medical, Inc. 2006 Stock Incentive Plan (“2006 Plan). Under the 2015 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and certain other awards to individuals who are employees, officers, directors or consultants of the Company. A total of 1,346,570 shares of common stock were initially reserved for issuance under the 2015 Plan. In addition, the number of shares available for issuance under the 2015 Plan is annually increased by an amount equal to the lesser of (A) 875,000 shares, (B) 4% of the outstanding shares of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year or, an amount determined by the Company’s Board of Directors. Furthermore, any shares subject to awards granted under the 2006 Plan which terminate, expire or lapse without the delivery of shares to the holder thereof become available under the 2015 Plan. In the first quarter of 2017 and 2016, in accordance with this “evergreen” provision, the number of shares available under the 2015 Plan was increased in the amount of 756,339 shares and 751,750 shares, respectively. As of March 31, 2017, 959,294 shares of common stock were available for issuance under the 2015 Plan.

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	March 31, 2017
			Weighted
			average	Aggregate
		Weighted	remaining	intrinsic
		average	contractual	value
(shares in thousands)	Options	exercise price	term	($000)
Outstanding, beginning of period	3,349	$13.06	7.6 years	$21,863
Granted	427	16.96
Exercised	(123)	5.46
Cancelled	—	—
Forfeited	(203)	16.54
Outstanding, end of period	3,450	$13.61	7.9 years	$8,608
Exercisable	1,528	$10.82	6.8 years	$7,102

The aggregate pre-tax intrinsic value of options exercised was $1.4 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively. The aggregate pre-tax intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise or March 31, 2017 and 2016, as applicable. During the three months ended March 31, 2017 and 2016, the fair value of shares vesting was $1.5 million and $1.0 million, respectively. The total cash received upon the exercise of options was $0.7 million and less than $0.1 million during the three months ended March 31, 2017 and 2016, respectively.

Restricted Stock Units

The Company grants time-based restricted stock units (RSUs) to executive officers and other senior employees generally vesting over a four-year period. In addition, certain key management members typically receive RSUs upon commencement of employment and may receive them annually in conjunction with the Company’s performance review. The grant date fair value of the RSU awards is determined using the closing stock price of the Company’s common stock on the day prior to the date of the grant. The Company recognizes compensation expense for time-based RSUs on a straight-line basis over the vesting period. During the three months ended March 31, 2017 and March 31, 2016, the Company recognized $0.2 million and zero stock-based compensation expense related to RSUs, respectively.

Restricted stock unit activity during the three months ended March 31, 2017 is summarized below:

	March 31, 2017
		Weighted
		average
		grant date
(shares in thousands)	RSUs	fair value
Outstanding, beginning of period	12	$16.99
Granted	151
Released	(3)
Forfeited/expired	(8)
Outstanding, end of period	152	$17.80

Employee Stock Purchase Plan

In December 2014, the Company’s Board of Directors adopted, and in January 2015 the Company’s stockholders approved, the Entellus Medical, Inc. 2015 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, the Company has set two six-month offering periods during each calendar year, one beginning January 1 and ending on June 30, and the other beginning July 1 and ending on December 31, during which employees can choose to have up to 20% of their eligible compensation withheld to purchase less than 2,000 shares of the Company’s common stock during each offering period. The purchase price of the shares is 85% of the market price on the first or last trading day of the offering period, whichever is lower. A total of 200,000 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2016 fiscal year, by an amount equal to the lesser of (A) 1% of the shares of the Company’s common stock outstanding on the date of the adoption of the plan or (B) a lesser amount determined by the Company’s Board of Directors. In the first quarters of 2016 and 2017, in accordance with this “evergreen” provision, the number of shares available for grant under the ESPP increased in the amount of 16,488 shares and 16,488 shares, respectively, resulting in a total of 232,976 shares of common stock reserved for issuance under the ESPP. During 2016, 35,962 shares were issued resulting in a total of 197,014 shares of common stock remaining for issuance under the ESPP. During the three months ended March 31, 2016 and 2017 the Company did not issue shares of its common stock to participants under the ESPP. The Company recognized less than $0.1 million in stock-based compensation related to the ESPP during the three months ended March 31, 2016 and 2017, respectively.

NOTE I.	STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense is reflected in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2017 and 2016, as follows:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Cost of goods sold	$33	$22
Selling and marketing	619	448
Research and development	221	124
General and administrative	941	611
Total	$1,814	$1,205

 At March 31, 2017, there was approximately $14.5 million, $2.5 million and $0.1 million of unrecognized stock-based compensation expense related to unvested stock options, RSUs and ESPP awards, respectively, which the Company expects to recognize over the remaining weighted-average vesting period of approximately 2.6 years, 3.7 years and 0.3 years, respectively. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional share-based awards.

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

The fair value of the options granted to employees or directors during the three months ended March 31, 2017 and 2016 was estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Three Months Ended
	March 31,
	2017	2016
Expected life in years	6.3	6.0
Risk-free interest rate	2.1%-2.2%	1.5%-1.9%
Expected dividend yield	0%	0%
Expected volatility	52%-54%	50%-51%
Weighted average fair value	$8.89	$8.22

The fair value of the ESPP options granted to employees during the three months ended March 31, 2017 and 2016 was estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Three Months Ended
	March 31,
	2017	2016
Expected life in years	0.5	0.5
Risk-free interest rate	0.6%	0.5%
Expected dividend yield	0%	0%
Expected volatility	36%	54%
Weighted average fair value	$4.75	$5.15

NOTE J.	INCOME TAXES

The Company did not record a federal, state or foreign income tax benefit for its losses for the three months ended March 31, 2017 and 2016 due to its conclusion that a valuation allowance is required against its net deferred tax assets excluding the deferred tax liability related to its tax deductible goodwill acquired in connection with the XeroGel acquisition.

NOTE K.	EARNINGS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods as all potentially dilutive shares consisting of restricted stock units, stock options, warrants and common stock ESPP were antidilutive in those periods.

The following table sets forth the computation of the Company’s net loss per share:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Net loss	$(8,338)	$(6,872)
Weighted average common stock outstanding	20,876	18,801
Net loss per share, basic and diluted	$(0.40)	$(0.37)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted earnings per share because such securities have an antidilutive impact due to losses reported:

	March 31,
(in thousands)	2017	2016
Common stock warrants	38	38
Common stock options	3,450	2,939
Restricted stock units	152	12
Common stock ESPP	28	19
Total	3,668	3,008

NOTE L.	COMMITMENTS AND CONTINGENCIES

Operating Leases

As of March 31, 2017, the Company has three leased facilities under operating lease agreements. The Company entered into a 41-month lease in February 2012, effective April 1, 2012, for its manufacturing facility and corporate headquarters. The Company entered into a 50-month lease on June 30, 2014, effective July 1, 2014, for additional distribution space in a second facility. On February 26, 2015, the Company exercised its right to extend the lease term of its manufacturing and corporate facility for an additional three years through August 2018. On June 30, 2015, the Company entered into amendments to each lease agreement, among other things, to expand the space occupied by the Company at the property at which the Company’s corporate headquarters are located, and to extend the term of each lease agreement through June 2021, with an option to extend for an additional term through June 2024. Rental payments on operating leases are charged to expense on a straight-line basis over the period of the lease. These lease agreements require the Company to pay executory costs such as real estate taxes, insurance and repairs, and includes renewal and escalation clauses. In connection with the XeroGel acquisition, the Company assumed a lease agreement for manufacturing facility space in Hayward, California through August 31, 2017. Rental payments on operating leases are charged to expense on a straight-line basis over the period of the lease. This lease agreement requires the Company to pay executory costs such, as real estate taxes, insurance and repairs, and includes renewal and escalation clauses.

Total lease expense was approximately $0.2 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

Other Commitments

In June 2016, the Company entered into an Amended and Restated Fiagon NA Distribution Agreement (the “Distribution Agreement”) with Fiagon NA Corporation in which the Company was granted exclusive distribution rights in the United States and Canada for Fiagon Image Guidance (“IGS”) Systems and certain components, parts and related ancillary products i) to hospitals, ii) to ENT physicians in the office, clinic, and surgery centers, and iii) under ENT healthcare system contracts. The terms of the Distribution Agreement require the Company to purchase minimum quantities of Fiagon IGS units and certain other disposable products through August 9, 2020 in order for the Company to retain exclusive distribution rights.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q.

Business Overview

We are a medical technology company focused on delivering superior patient and physician experiences through products designed for the minimally invasive treatment of chronic and recurrent sinusitis in both adult and pediatric patients. Our platform of products provides effective and easy-to-use solutions designed to simplify everything from diagnosis and patient selection, to complex case revisions and post-operative care. Our three core product lines, XprESS Multi-Sinus Dilation Systems, MiniFESS™ Surgical Instruments, and FocESS™ Imaging & Navigation, are designed to enable ear, nose and throat, or ENT, physicians to conveniently and comfortably perform a broad range of procedures in the ENT physician office and simplify operating room based treatment. When used as a stand-alone therapy in the physician’s office, our balloon sinus dilation products are the only devices proven in a sufficiently powered prospective, multicenter, randomized, controlled trial to be as effective as functional endoscopic sinus surgery, or FESS, the primary surgical treatment for chronic and recurrent sinusitis. Patients treated with our products in this trial in the ENT physician office also experienced faster recovery, less bleeding at discharge, less use of prescription pain medication and fewer post-procedure debridements than patients receiving FESS.

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

We consider new products to be any non-balloon products released within the last 24 months. As of March 31, 2017, new products included our Fiagon Image Guidance Systems and accessories, MiniFESS Tools, FocESS Scopes and accessories, Cyclone Sinonasal Suction and Irrigation System, Entellus Medical Shaver System and FocESS HD Wireless Camera System.

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

In 2015, we established a subsidiary in the United Kingdom. We sell our products in certain European countries using a combination of direct sales representatives and a network of independent distributors with experience in selling products into ENT markets in those regions. We intend to continue to increase our presence outside the United States through expansion of our U.K. sales force and as well as the addition of distributors.

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

In April 2017, we received 510(k) clearance from the United States Food and Drug Administration (FDA) for use of our XprESS Multi-Sinus Dilation System in patients with persistent Eustachian tube dysfunction. We also received 510(k) clearance from the FDA for our Reinforced Anesthesia Needle for use in injecting local anesthetics into a patient to provide regional anesthesia. Also in April 2017, we received a warning letter from the FDA related to two observed non-conformities relating to our prospective, multicenter study of children with chronic rhinosinusitis treated with the XprESS Multi-Sinus Dilation System. As previously disclosed, in September 2016, the FDA issued a Form 483, List of Inspectional Observations containing two observations related to study deviations which occurred when some physicians decided due to medical necessity to treat sinuses outside of the scope of the study protocol, thereby avoiding the need for a follow-on procedure. For more information, see Item 1.A. under the heading “Risk Factors.” The warning letter does not restrict production or shipment of our products or require the withdrawal of any products from the marketplace. Nor does it restrict our ability to seek 510(k) clearance of products. We intend to respond timely and fully to the FDA’s requests, and believe that the FDA’s concerns can be resolved expeditiously, readily and without any material impact on our business or financial results.

We invest substantial resources to educate ENT physicians and patients on the proven clinical advantages of stand-alone balloon sinus dilation. We have a diverse customer base of ENT physicians, hospitals and ASCs, with no single customer accounting for more than 5% of our revenue during the three months ended March 31, 2017. Our customers are reimbursed by governmental and private health insurers for procedures using our products pursuant to reimbursement codes specific to the setting of the procedure. Our revenues are dependent upon the future market acceptance and adoption of our existing and new products, appropriate pricing and adequate level of coverage or reimbursement for procedures using such products.

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

We manufacture and assemble all of our proprietary products at our facility in Plymouth, Minnesota with components supplied by external suppliers, with the exception of XeroGel nasal packing material, which continues to be manufactured in Hayward, California. We anticipate transitioning this to our Plymouth facility by the end of 2017. As of March 31, 2017, our manufacturing organization included 34 people. We expect the capacity of our current facility to be able to meet expected demand through at least the end of 2020.

During 2017, we intend to focus on the following key initiatives: (1) expansion and enhanced productivity of our sales force; (2) account development activities; (3) global expansion; and (4) new products and indications. In furtherance of these initiatives, we plan to add approximately 10 to 20 full quota-carrying sales representatives in 2017, with many of these coming from our current pool of sales associates, and we plan to add approximately 10 additional sales associates to augment our sales organization and support sales of both our core balloon sinus dilation products and new products.

Financial Overview

•

We generated revenue of $19.1 million for the three months ended March 31, 2017, compared to revenue of $16.9 million for the three months ended March 31, 2016, an increase of 13%. The growth in revenue was primarily attributable to sales of new products, an increase in sales of our XprESS family of products, through broader account penetration, and to a lesser extent, sales in international markets. Foreign currency exchange rates negatively impacted revenue for the three months ended March 31, 2017 by approximately $0.1 million. We operate in one segment.

•	For the first quarter of 2017 our full quota-carrying representatives sold at an annualized rate of approximately $790,000 compared to $670,000 for the first quarter of 2016.

•

Revenue per procedure was approximately $1,500 in the first quarter of 2017. We calculate revenue per procedure by dividing our revenue from disposable products, which includes our balloon sinus dilation products, Fiagon disposable products, XeroGel nasal packing material, disposable shaver blades, Cyclone, light fibers and surgical procedure packs, by the number of balloon sinus dilation devices sold during the quarter. We believe the number of balloon sinus dilation devices sold during a quarter is a reasonable proxy for the number of balloon procedures performed in the quarter because a balloon sinus dilation procedure often results in revenue from the sale of not just balloon devices, but also ancillary disposable products used in a balloon procedure. For this reason, in making this calculation, we include revenue from the ancillary disposable products noted above in addition to balloon devices, which is then divided by an estimated number of procedures based on the number of balloon sinus dilation devices sold.

•

We had a net loss of $8.3 million for the three months ended March 31, 2017 compared to a net loss of $6.9 million for the three months ended March 31, 2016. This increase was primarily due to increased compensation and other employee-related expenses resulting from expansion of our sales and corporate staff. As of March 31, 2017, we had an accumulated deficit of $159.1 million.

•

During the first quarter of 2017, we strengthened our balance sheet. In the first quarter of 2017, we completed a public offering of shares of our common stock resulting in net proceeds of approximately $45.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us. In March 2017, we refinanced our credit facility with Oxford Finance LLC. Under the new credit facility, we may borrow up to a total of $40.0 million in term loans in three tranches and up to $10.0 million under a revolving line of credit, subject to a borrowing base requirement. The first term loan of $13.5 million was borrowed immediately, in addition to $8.0 million under the revolving line of credit, and were used to repay then outstanding indebtedness of approximately $20.0 million under our prior credit facility, together with the $1.2 million final payment fee. As of March 31, 2017, we had cash, cash equivalents and short-term investments of $68.2 million and $13.5 million of the term loan and $8.0 million of the $10.0 million available revolving line of credit were outstanding under the credit facility.

Components of Our Results of Operations

Revenue

We derive a significant portion of our revenue from the sale of our XprESS family of products to ENT physicians, hospitals and ASCs. We also derive revenue from the sale of certain capital equipment, including Fiagon IGS products for which we are the exclusive distributor in the United States and Canada, our Entellus Medical Shaver System and FocESS Wireless HD Camera System, additional sinus diagnostic and surgery products, including our MiniFESS and FocESS product lines, and our XeroGel product. Our revenue growth has been driven by, and we expect our revenue to continue to increase in the future as a result of, the introduction of new products, continued international expansion, increased physician awareness of our products, the clinical efficacy of stand-alone balloon sinus dilation and increased insurance coverage for balloon sinus dilation procedures. Any reversal in these trends could have a negative impact on our future revenue. In addition, we have expanded our sales and marketing infrastructure to help us drive and support revenue growth and we intend to continue this expansion.

Our revenue has fluctuated, and we expect our revenue to continue to fluctuate, from quarter to quarter, as well as within each quarter, due to a variety of factors, including the demand for and pricing of our products, seasonality, the timing of new product introductions, the level of competition, competitor product introductions, including associated physician evaluations, competitor pricing changes, changes in our sales organization, number of sales representatives and associates, and sales incentive programs, the timing and extent of promotional pricing or volume discounts, changes in average selling prices, the timing of capital equipment purchases, the timing of stocking order purchases, and fluctuations in foreign currency exchange rates.

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

Recent Accounting Pronouncements

In May 2014, Financial and Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers. This standard will eliminate the transaction and industry specific revenue recognition guidance under current U.S. GAAP and replace it with a principles based approach for determining revenue recognition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606 – Revenue from Contracts with Customers, to clarify the codification or to correct unintended application of guidance. The new guidance is effective for private companies and emerging growth companies annual and interim periods beginning after December 15, 2018. ASU 2014-09 allows for full retrospective adoption applied to all periods presented or modified retrospective adoption with the cumulative effect of initially applying the standard recognized at the date of initial application. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations – Reporting Revenue Gross versus Net. This ASU clarifies the revenue recognition implementation guidance for preparers on certain aspects of principal versus agent consideration. The amendments in this ASU are effective for private companies and emerging growth companies beginning after December 15, 2018. ASU 2016-08 will be concurrently adopted with the adoption of ASU 2014-09. We plan to adopt the new guidance beginning January 1, 2019.

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

In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest, to provide guidance on measurement of debt issuance costs associated with line-of-credit arrangements. ASU 2015-15 allows debt issuance costs associated with line-of-credit arrangements to be deferred and presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement. We adopted ASU 2015-15 effective January 1, 2017. The adoption of this standard did not have a material effect on our consolidated financial statements

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. We do not expect that adoption of ASU 2016-01 will have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires that lease arrangements longer than twelve months result in an entity recognizing an asset and liability. The updated guidance in this ASU is effective for private companies and emerging growth companies beginning after December 15, 2019. We are currently evaluating the impact of the updated guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, the estimation of forfeitures, shares withheld for taxes and classification of shares withheld for taxes on the statement of cash flows. As part of the adoption of this guidance we have elected to account for forfeitures of share-based awards as they occur.  We adopted ASU 2016-09 on January 1, 2017 and it did not have a material impact on our consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This guidance eliminates the requirement to determine the implied fair value of goodwill to measure an impairment of goodwill. Rather, goodwill impairment charges will be calculated as the amount by which a reporting unit's carrying amount exceeds its fair value. This ASU is effective for private companies and emerging growth companies beginning after December 15, 2020; the ASU allows for early adoption. We do not believe that adoption of ASU 2017-04 will have a significant impact on our consolidated financial statements.

Results of Operations

	Three Months Ended
	March 31,
(in thousands)	2017	2016	$ Change	% Change
Revenue	$19,106	$16,902	$2,204	13%
Cost of goods sold	4,896	4,000	896	22%
Gross profit	14,210	12,902	1,308	10%
Gross margin	74%	76%
Operating expenses
Selling and marketing	15,274	13,407	1,867	14%
Research and development	2,103	1,912	191	10%
General and administrative	4,664	3,949	715	18%
Total operating expenses	22,041	19,268	2,773	14%
Loss from operations	(7,831)	(6,366)	(1,465)	23%
Other expense, net	(504)	(506)	2	0%
Loss before income tax expense	(8,335)	(6,872)	(1,463)	21%
Income tax expense	(3)	—	(3)	100%
Net loss	$(8,338)	$(6,872)	$(1,466)	21%

Comparison of the Three Months ended March 31, 2017 and 2016

Revenue

Revenue increased $2.2 million, or 13%, to $19.1 million during the three months ended March 31, 2017, compared to $16.9 million during the three months ended March 31, 2016. The growth in revenue was primarily attributable to sales of new products, an increase in sales of our XprESS family of products through broader account penetration, and to a lesser extent, sales in international markets. Foreign currency exchange rates negatively impacted revenue for the three months ended March 31, 2017 by approximately $0.1 million.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $0.9 million, or 22%, to $4.9 million during the three months ended March 31, 2017, compared to $4.0 million during the three months ended March 31, 2016. The increase in cost of goods sold was primarily attributable to the increased sales of new products and growth in sales of our XprESS family of products.

Gross margin for the three months ended March 31, 2017 decreased compared to gross margin for the three months ended March 31, 2016 due primarily to changes in product sales mix, as we added new product lines, and geographic mix as we expanded our international sales.

Selling and Marketing Expenses

Selling and marketing expenses increased $1.9 million, or 14%, to $15.3 million during the three months ended March 31, 2017, compared to $13.4 million during the three months ended March 31, 2016. The increase was primarily attributable to an increase in salaries, benefits, stock-based compensation, travel expenses and other employee-related expenses as a result of increased headcount in our sales and marketing organization.

Research and Development Expenses

R&D expenses increased $0.2 million, or 10%, to $2.1 million during the three months ended March 31, 2017, compared to $1.9 million during the three months ended March 31, 2016. The increase in R&D expenses was primarily due to an increase in compensation and other employee-related expenses.

General and Administrative Expenses

General and administrative expenses increased $0.7 million, or 18%, to $4.6 million during the three months ended March 31, 2017, compared to $3.9 million during the three months ended March 31, 2016. The increase was primarily due to an increase of $0.7 million in salaries, stock-based compensation, benefits and other employee-related expenses. Intangible amortization increased $0.2 million during the three months ended March 31, 2017. Credit card processing fees, facility expenses and other general and administrative expenses accounted for the remaining variance.

Other Expense, Net

Other expense, net, remained flat during the three months ended March 31, 2017.

Liquidity and Capital Resources

Overview

As of March 31, 2017, we had cash and cash equivalents of $65.2 million and short-term investments of $3.0 million and an accumulated deficit of $159.1 million, compared to cash and cash equivalents of $21.4 million, short-term investments of $10.8 million and an accumulated deficit of $150.8 million as of December 31, 2016. Our primary sources of capital have been from product sales, net proceeds from our IPO, net proceeds from our recent public offering, private placements of our convertible preferred securities before our IPO, and amounts borrowed under credit facilities. As of March 31, 2017, we had raised approximately $45.4 million in net proceeds from our first quarter 2017 public offering and had $13.5 million of term loans outstanding and $8.0 million outstanding under a revolving line of credit under our new credit facility.

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

In the first quarter of 2017, we completed a public offering of shares of our common stock under the shelf registration statement, issuing a total of 2.9 million shares of common stock (including 0.5 million shares issued after exercise by the underwriters of their option to purchase additional shares) at an offering price of $17.00 per share. Certain of our existing stockholders also sold approximately 1.2 million shares of common stock in the offering. We received net proceeds of approximately $45.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us. We did not receive any proceeds from the sale of shares by the selling stockholders.

In March 2017, we entered into a new credit facility with Oxford Finance LLC. Under the new credit facility, we may borrow up to a total of $40.0 million in term loans in three tranches and up to $10.0 million under a revolving line of credit, subject to a borrowing base requirement. The first term loan of up to $13.5 million was borrowed immediately, in addition to $8.0 million under the revolving line of credit, and was used to repay then outstanding indebtedness of approximately $20.0 million under our prior credit facility, together with the $1.2 million final payment fee.

We believe that our existing cash and cash equivalents, short-term investments, anticipated revenue and amounts available under our new credit facility will be sufficient to meet our anticipated capital requirements and fund our operations beyond 2018. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources faster than we anticipated. If our current capital sources are insufficient to satisfy our liquidity requirements, or if we choose to take advantage of new product and market opportunities to expand our business and increase our revenues, we may sell additional equity or debt securities, or refinance, restructure, or enter into a new credit facility. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve additional covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or equity financing may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.

As of March 31, 2017, cash held by our foreign subsidiary that was not available to fund domestic operations unless repatriated was $0.9 million. We do not intend to repatriate this cash; however, if circumstances changed and these funds were needed for our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate these funds.

Cash Flows

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Net cash (used in) provided by:
Operating activities	$(9,668)	$(4,377)
Investing activities	7,215	(452)
Financing activities	46,211	47
Effect of exchange rate changes on cash and cash equivalents	14	—
Net increase (decrease) in cash and cash equivalents	$43,772	$(4,782)

 Net Cash Used in Operating Activities

During the three months ended March 31, 2017, net cash used in operating activities was $9.7 million, consisting primarily of a net loss of $8.3 million and an increase in net operating assets of $4.0 million, partially offset by non-cash charges of $2.6 million. The increase in net operating assets was primarily due to decreases in accrued expenses and accounts payable and increases in accounts receivable and inventories. Non-cash charges consisted primarily of stock-based compensation, depreciation and amortization, the amortization of premium on investments and the accretion of the final payment fee on our prior credit facility.

During the three months ended March 31, 2016, net cash used in operating activities was $4.4 million, consisting primarily of a net loss of $6.9 million, offset by a decrease in net operating assets of $0.8 million and by non-cash charges of $1.7 million. The decrease in net operating assets was primarily due to an increase in accounts payable and accrued expenses due to the growth in our sales organization and an increase in other current assets, partially offset by decreases in accounts receivable, accrued interest income and inventories. Non-cash charges consisted primarily of stock-based compensation, depreciation, the amortization of premium on investments and the accretion of the final payment fee on our prior credit facility.

Net Cash Provided by (Used in) Investing Activities

During the three months ended March 31, 2017, net cash provided by investing activities was $7.2 million, consisting of proceeds from short-term investment maturities of $7.8 million, partially offset by purchases of property and equipment of $0.6 million.

During the three months ended March 31, 2016, net cash used in investing activities was $0.5 million, consisting of purchases of short-term investments of $21.8 million and the purchase of property and equipment of $0.6 million, partially offset by proceeds from short-term investment maturities of $21.9 million.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2017, net cash provided by financing activities was $46.2 million, consisting of $45.4 million in proceeds from the first quarter 2017 public offering, proceeds of $13.5 million under a term loan under our new credit facility, proceeds of $8.0 million under the revolving line of credit under our new credit facility, and $0.7 million of proceeds from the exercise of stock options, partially offset by principal payments of $20.0 million under our prior credit facility, a final payment fee of $1.2 million under our prior credit facility, debt issuance costs related to our new credit facility, and shares repurchased for payment of taxes on stock awards.

During the three months ended March 31, 2016, net cash provided by financing activities consisted of proceeds from the exercise of stock options.

Credit Facility

In December 2013, we entered into an amended and restated loan and security agreement with Oxford Finance LLC, or Oxford. Under this credit facility, we borrowed $20.0 million at a fixed rate of 9.40%. This credit facility was scheduled to mature and all amounts borrowed thereunder were due on December 1, 2018. In February 2017, we entered into an amendment to the amended and restated loan and security agreement to allow principal payments due on February 1, 2017 and March 1, 2017 to be paid deferred until March 15, 2017. In March 2017, the principal payments were deferred again during renegotiations with Oxford.

In March 2017, we entered into a loan and security agreement, or Loan Agreement, with Oxford providing for a new credit facility. Under the terms of the new credit facility, we may borrow up to a total of $40.0 million in term loans in three tranches and up to $10.0 million under a revolving line of credit, subject to a borrowing base requirement. The first term loan of up to $13.5 million was borrowed immediately, in addition to $8.0 million under the revolving line of credit, and were used to repay then outstanding indebtedness of approximately $20.0 million under our prior credit facility, together with the final payment fee totaling $1.2 million.

The second term loan of up to $10.0 million is available beginning on the earlier of the completion of a future merger, consolidation or acquisition in which the borrowings would be used by us to pay the purchase price or November 1, 2017 (if certain trailing 12-month revenues are met) and ending on December 31, 2017. The third term loan of up to $16.5 million is available beginning on the earlier of the completion of a future merger, consolidation or acquisition in which the borrowings would be used by us to pay the purchase price or the occurrence of certain trailing 12-month revenues and ending on March 31, 2018. The borrowings under the second and third term loans must be used to fund a merger, consolidation or acquisition or may be used for working capital so long as our trailing 12-month revenues meet certain amounts. The third term loan cannot be made prior to the funding of the second term loan, or if no second term loan is made, January 1, 2018.  The term loans mature and all amounts borrowed under the Loan Agreement, including the revolving line of credit, become due and payable on March 1, 2022.

Each term loan bears interest at a floating per annum rate equal to the greater of (1) 7.95% and (2) the sum of (i) the greater of (A) the 30-day U.S. LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (B) 0.77%, plus (ii) 7.18%.  With respect to the revolving line of credit, the floating per annum rate of interest is equal to the greater of (1) 4.95% and (2) the sum of (i) the greater of (A) 30-day U.S. LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (B) 0.77%, plus (ii) 4.18%. We are required to make interest-only payments following the funding of each term loan through April 1, 2019 or, under certain circumstances, through April 1, 2020. All outstanding term loans will begin amortizing at the end of the applicable interest-only period, with monthly payments of principal and interest being made by us to the lenders in consecutive monthly installments following such interest-only period.

In addition to principal and interest payments, we are required under the new credit facility to make a final payment fee of 4.95% on the principal amount of any term loans outstanding, which will be accrued over the term of the new credit facility and will be due at the earlier of maturity, acceleration of the revolving line of credit or term loans or prepayment of a term loan. If we repay the amounts borrowed under any term loan prior to maturity, we will be required to make a prepayment fee equal to 1.00% to 3.00% of the principal amount of such term loan prepaid, depending upon the timing of the prepayment. In addition, we are required to pay customary commitment fees and unused fees and certain other customary fees related to the lenders’ administration of the new credit facility.

Our obligations under the new credit facility are secured by a first priority security interest in substantially all of our assets, other than our intellectual property, and under certain circumstances more than 65% of shares in any foreign subsidiary. We have agreed not to pledge or otherwise encumber our intellectual property assets, except for permitted liens, as such terms are defined in the Loan Agreement and except as otherwise provided for in the Loan Agreement.

The Loan Agreement contains affirmative and negative covenants applicable to us and any subsidiaries and events of default, in each case subject to grace periods, thresholds and materiality qualifiers, as more fully described in the Loan Agreement. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and material governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on us incurring additional indebtedness, engaging in mergers, consolidations or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control. The events of default include, among other things, our failure to pay any amounts due under the new credit facility, a breach of covenants under the Loan Agreement, our insolvency, a material adverse change, the occurrence of a default under certain other indebtedness and the entry of final judgments against us in excess of a specified amount. If an event of default occurs, the lenders are entitled to take various actions, including the acceleration of amounts due under the credit facility, termination of the commitments under the credit facility and certain other actions available to secured creditors. We were in compliance with all required covenants as of March 31, 2017.

As of March 31, 2017, we had borrowed under the credit facility and had outstanding $13.5 million of term loan debt and $8.0 million of the available $10.0 million under the revolving line of credit.

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

There have been no changes in our significant accounting policies for the three months ended March 31, 2017 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet partnerships, arrangements or other relationships with unconsolidated entities or others, often referred to as structured finance or special-purpose entities that are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

The following table sets out, as of March 31, 2017, our contractual obligations due by period:

	Payments Due by Period
	Less Than	1-3	3-5	More Than
	1 Year	Years	Years	5 Years	Total
(in thousands)
Debt obligations (1)	$8,000	$4,500	$9,668	$—	$22,168
Operating lease obligations (2)	416	781	489	—	1,686
Total	$8,416	$5,281	$10,157	$—	$23,854

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

Borrowings under our new credit facility bear interest at variable rates. Each term loan bears interest at a floating per annum rate equal to the greater of (1) 7.95% and (2) the sum of (i) the greater of (A) the 30-day U.S. LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (B) 0.77%, plus (ii) 7.18%.  Borrowings under the revolving line of credit, bear interest at a floating per annum rate of interest is equal to the greater of (1) 4.95% and (2) the sum of (i) the greater of (A) 30-day U.S. LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (B) 0.77%, plus (ii) 4.18%. As of March 31, 2017, $13.5 million of the term loan and $8.0 million of the $10.0 million available revolving line of credit were outstanding under our new credit facility. Based upon this debt level, a 100 basis point increase in the annual interest rate on such borrowings would have an immaterial impact on our interest expense on an annual basis.

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

Credit Risk

As of March 31, 2017, our cash and cash equivalents were maintained with financial institutions in the United States and United Kingdom, and our current deposits at certain of these institutions are likely in excess of insured limits. Our short-term investments are made in accordance with our investment policies, which limit the type and amount of our investments in order to limit our credit risk.

Our accounts receivable primarily relate to revenue from the sale of our XprESS family of products to hospitals, ASCs and physician offices. For the three months ended March 31, 2017, no single customer represented more than 5% of our revenue.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 22, 2017, we identified important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q. Other than the four revised or new risk factors below, there has been no material change in our risk factors subsequent to the filing of our Annual Report. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

We have outstanding indebtedness under a loan and security agreement with Oxford Finance LLC. We may not be able to generate sufficient future cash flow from our operations to service this indebtedness, and we may incur additional indebtedness in the future, which could adversely affect our business, financial condition and operating results.

On March 31, 2017, we entered into a loan and security agreement with Oxford Finance LLC for a new credit facility. Under the terms of the new credit facility, we may borrow up to a total of $40.0 million in term loans in three tranches and up to $10.0 million under a revolving line of credit, subject to a borrowing base requirement. As of March 31, 2017, we had $13.5 million of debt outstanding pursuant to a term loan and $8.0 million of debt outstanding pursuant to the revolving line of credit. After a period of interest-only payments through April 1, 2019 or, under certain circumstances, through April 1, 2020, we will be required to make monthly payments of principal and interest under the term loans. Interest on amounts outstanding under the term loans and the revolving line of credit accrues at a rate equal to the higher of a specified fixed rate or a variable rate. The term loans mature and all amounts borrowed under the credit facility, including the revolving line of credit, become due and payable on March 1, 2022. We will be required to pay a final payment fee on the term loans, and if we repay the amounts borrowed under any term loan prior to maturity, a prepayment fee. The indebtedness under the credit facility is secured by a first priority security interest in substantially all of our assets, other than our intellectual property and, under certain circumstances, more than 65% of our shares in any foreign subsidiary.

Our ability to make payments on our indebtedness under the credit facility when due, and, if necessary, to refinance, our indebtedness, and our ability to fund planned capital expenditures, contractual cash obligations, sales and marketing and research and development efforts, working capital, acquisitions, and other general corporate purposes depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors, some of which are beyond our control. If we do not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to pay our indebtedness when due, or to fund our liquidity needs, we may be forced to refinance all or a portion of our indebtedness on or before the maturity date thereof, sell assets, reduce or delay capital expenditures, seek to raise additional capital, or take other similar actions. We may not be able to execute any of these actions on commercially reasonable terms or at all. Our ability to refinance our indebtedness will depend on our financial condition at the time, the restrictions in the Loan Agreement governing our indebtedness, and other factors, including market conditions. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would likely have an adverse effect, which could be material, on our business, financial condition and operating results. In addition, in the event of a default under the Loan Agreement, the lenders may accelerate amounts borrowed under the Loan Agreement and could seek to enforce security interests in our assets securing such indebtedness, including restricting our access to collections on our accounts receivable. Any acceleration of amounts due under the Loan Agreement or the exercise by the lenders of their rights thereunder, could have a material adverse effect on our business, financial condition and operating results.

The Loan Agreement contains covenants that could restrict our ability to conduct our business, take advantage of business opportunities and respond to changing business, market and economic conditions.

The Loan Agreement includes a number of significant financial and operating restrictions. For example, the Loan Agreement requires us to achieve certain trailing 12-month revenue thresholds and contains provisions that restrict our ability, subject to specified exceptions, to, among other things:

•	incur additional indebtedness;
•	engage in mergers, consolidations or acquisitions;
•	consummate certain changes of control;
•	sell assets;
•	make investments;
•	create liens or other encumbrances on our assets; or
•	pay dividends or make other distributions.

Although we were in compliance with all affirmative and negative covenants in the Loan Agreement as of March 31, 2017, no assurance can be provided that we will continue to comply with such covenants in the future. Our failure to comply with the covenants and other provisions of the Loan Agreement could result in an event of default, which could require the immediate repayment of our outstanding indebtedness under the Loan Agreement and cause the lenders to seek to enforce their security interests in the assets securing such indebtedness.

In addition, our indebtedness, combined with our financial obligations and contractual commitments under the Loan Agreement, could have other important consequences. For example, it could:

•	make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry, and competitive conditions and adverse changes in government regulation;
•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•	restrict our ability to make strategic acquisitions or dispositions or pursue business activities and strategies that we or our stockholders may consider beneficial;
•	place us at a competitive disadvantage compared to our competitors who have less debt; and
•

limit our ability to borrow additional amounts for working capital, capital expenditures, contractual obligations, sales and marketing and research and development efforts, acquisitions, debt service requirements, execution of our business strategy, or other purposes.

Any of these factors could materially and adversely affect our business, financial condition and operating results.

We may need additional funding and may be unable to raise capital when needed, which could force us to delay or reduce our commercialization efforts or product development programs.

We believe that our existing cash and cash equivalents and anticipated revenue and borrowing availability under the Loan Agreement will be sufficient to meet our capital requirements and fund our operations for at least 24 months. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. In addition, all borrowings under the Loan Agreement are subject to the satisfaction of customary conditions, including the absence of a default, the accuracy of representations and warranties in all material respects and the absence of a material adverse change. In addition, future borrowings under the term loans are conditioned upon our anticipated use of the proceeds thereof and certain additional requirements, and future borrowings under the line of credit under the Loan Agreement are conditioned upon our delivery of an updated borrowing base certificate. Our future funding requirements will depend on many factors, including:

•	market acceptance and sale of our products;
•	the cost of our sales and marketing and research and development activities;
•	the cost and timing of establishing additional sales, marketing and distribution capabilities;
•	the cost and timing of additional regulatory clearances or approvals;
•	the scope, rate of progress and cost of our clinical studies;
•	the extent to which we acquire or invest in products, technologies and businesses;
•	the number and timing of acquisitions and other strategic transactions;
•	the effect of competing technological and market developments;
•	costs associated with any product recall that may occur;
•	the cost of filing and prosecuting patent applications and defending and enforcing our patent or other intellectual property rights;
•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or other intellectual property rights; and
•	the costs of operating as a public company.

In March 2016, we filed, and the SEC declared effective, an unallocated, or “universal,” shelf registration statement on Form S-3 which permits us to offer and sell, from time to time, on a continuous or delayed basis in the future, up to $100 million of equity, debt or other types of securities described in the registration statement, or any combination of such securities, in one or more future public offerings, and permits certain selling stockholders to sell up to 3 million shares of our common stock from time to time in one or more offerings. We used this shelf registration statement to sell approximately 2.9 million shares of common stock in a public offering in the first quarter of 2017, in addition to approximately 1.2 million shares of common stock sold by certain selling stockholders in the offering. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us.

Furthermore, we cannot be certain that additional funding will be available on acceptable terms, if at all. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could harm our operating results.

We received a warning letter from the FDA, which could have a material adverse effect on our business.

In April 2017, we received a warning letter from the FDA related to two observed non-conformities relating to our prospective, multicenter study of children with chronic rhinosinusitis treated with the XprESS Multi-Sinus Dilation System. As previously disclosed, in September 2016, the FDA issued a Form 483, List of Inspectional Observations containing two observations related to study deviations which occurred when some physicians decided due to medical necessity to treat sinuses outside of the scope of the study protocol, thereby avoiding the need for a follow-on procedure. The FDA warning letter acknowledges the actions already taken by us to address the observations and requires us to notify the parents/guardians of the subjects under the age of 12 who received treatment of the frontal and sphenoid sinuses that they were not treated according to the FDA approved protocol or IRB approved informed consent form. We intend to complete such notifications within the deadline imposed by the FDA. The warning letter does not restrict production or shipment of our products or require the withdrawal of any products from the marketplace. Nor does it restrict our ability to seek 510(k) clearance of products. We take these matters seriously, will respond timely and fully to the FDA’s requests, and believe that the FDA’s concerns can be resolved expeditiously, readily and without any material impact on our business or financial results. However, we cannot give any assurances that the FDA will be satisfied with our response to the warning letter or to the expected date of resolution of matters included in the warning letter. In addition, no assurance can be provided that the warning letter will not have a material adverse effect on our business or financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarterly period ended March 31, 2017, we did not sell any equity securities of ours that were not registered under the Securities Act of 1933, as amended.

Use of Proceeds

On January 28, 2015, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-201237), as amended, filed in connection with our initial public offering. Pursuant to the Registration Statement, as well as the Registration Statement on Form S-1 (File No. 333-201741) filed on January 28, 2015 to register additional securities, we issued and sold an aggregate of 5,294,117 shares of our common stock at a price to the public of $17.00 per share (including 690,537 shares sold pursuant to an option granted to the underwriters).The offering commenced as of January 28, 2015 and did not terminate before all of the securities registered in the Registration Statements were sold on February 3, 2015. The syndicate of underwriters was led by Merrill Lynch, Pierce, Fenner & Smith Incorporated and Piper Jaffray & Co. as joint book-running managers and William Blair and Canaccord Genuity acted as co-managers. We raised approximately $81.0 million in net proceeds after deducting $6.3 million in underwriting discounts and commissions and $2.7 million in other offering expenses. As of March 31, 2017, we have used $43.3 million of the proceeds from our initial public offering to fund product development and clinical research expenses, sales, marketing, working capital and general corporate purposes and $11.0 million of such proceeds to pay the XeroGel acquisition purchase price. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses and to non-employee directors as compensation for board committee service. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated January 28, 2015, filed with the SEC pursuant to Rule 424(b).

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

ENTELLUS MEDICAL, INC.

Date: May 5, 2017	by:	/s/ Robert S. White
Robert S. White
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2017	by:	/s/ Brent A. Moen
Brent A. Moen
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Entellus Medical, Inc.	8-K	001-36814	3.1	02/03/15

3.2	Amended and Restated Bylaws of Entellus Medical, Inc.	8-K	001-36814	3.2	02/03/15

10.1	Entellus Medical, Inc. Non-Employee Director Compensation Program	10-K	001-36814	10.18	02/22/17

10.2	Entellus Medical, Inc. Officer Severance Plan	10-K	001-36814	10.31	02/22/17

10.3	Amendment to Change in Control Agreement, effective February 16, 2017 between Entellus Medical, Inc. and Robert S. White	10-K	001-36814	10.32	02/22/17

10.4	Loan and Security Agreement dated as of March 31, 2017 among Oxford Finance LLC, the lenders listed therein and Entellus Medical, Inc.	8-K	001-36814	10.1	04/06/17

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*        Filed herewith

**	Furnished herewith