Form 10-Q
period 2017-06-30
ENTELLUS MEDICAL INC
filed 2017-08-04
CIK 1374128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

On July 28, 2017, there were 25,371,181 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

ENTELLUS MEDICAL, INC.

As used in this report, the terms “we,” “us,” “our,” “Entellus Medical,” “Entellus” and the “Company” mean Entellus Medical, Inc. and our consolidated wholly-owned subsidiaries, unless the context indicates another meaning.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements under the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues,” similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) and the use of future dates identify forward-looking statements in this report. Forward-looking statements contained in this report include, but are not limited to, statements related to:

•	estimates of our future revenue, expenses, capital requirements and our needs for additional financing and our ability to obtain additional financing in the future, on favorable terms or at all;
•	the implementation of our business model, strategic plans for our products, technologies and businesses and ability to obtain success with respect to our key initiatives;
•	our ability to manage and grow our business by expanding our sales to existing customers or introducing our products to new customers;
•	the effect of our recent acquisition of Spirox, Inc., or Spirox, on our operating results and business; and
•	our expectations regarding the use of proceeds from our initial public offering.

Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. Actual future results may vary materially from those projected, anticipated or indicated in any forward-looking statements as a result of various factors, including without limitation those set forth below and elsewhere in this report:

•	our future operating losses and ability to achieve or sustain profitability;
•	our future revenues and ability to sustain historical revenue growth rates;
•	the dependence of our revenues on our XprESS™ family of products;
•	future market acceptance and adoption of our products, and adequate levels of coverage or reimbursement for procedures using our products;
•

risks involved in our recent acquisition of Spirox, Inc., including the failure to achieve the revenues, cost savings, earnings, growth prospects and any or other synergies expected from the acquisition or delays in realization thereof; delays and challenges in integrating Spirox’s business and operations; operating costs and business disruption following the acquisition, including adverse effects on employee retention and on business relationships with third parties, including physicians, providers, distributors and vendors; and issues with customers securing from private health insurers and the Centers for Medicare & Medicaid Services, or CMS, routine and adequate reimbursement for nasal surgery procedures using Spirox’s LATERA device;

•	the effect of Medicare’s final rule on the Hospital Outpatient Prospective Payment System, or HOPPS, for 2017 and future similar Medicare rulemaking including bundled payment models on our revenue;
•	our dependence on our license agreement with Acclarent, Inc.;
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
•

our ability to successfully complete future acquisitions of, or joint ventures relating to, complementary businesses, products or technologies and successfully integrate acquired businesses, products or technologies or retain any key employees related thereto;

•	our ability to manage our anticipated growth;
•	risk associated with our clinical studies;
•	the risk of future product recalls, product liability claims and litigation and inadequate insurance coverage relating thereto;
•	challenges to our intellectual property rights or inability to defend our products against the intellectual property rights of others;
•	the loss of key suppliers, which may result in our inability to meet customer orders for our products in a timely manner or within our budget;
•	risks associated with our manufacturing operations, including the anticipated transition of manufacturing our XeroGel nasal packing material from Hayward, California to Plymouth, Minnesota;
•	failures of, interruptions to, or unauthorized tampering with, our information technology systems;
•	the adequacy of our capital resources and our ability to raise additional financing when needed and on favorable terms, especially in light of anticipated future contingent consideration payments;
•	risks associated with our outstanding indebtedness and loan and security agreement with Oxford Finance LLC and the other lenders party thereto; and
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENTELLUS MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	June 30,	December 31,
	2017	2016
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$62,872	$21,417
Short-term investments	—	10,845
Accounts receivable, net of allowance for doubtful accounts and sales returns of $388 and $308, respectively	16,146	13,631
Inventories	7,747	7,226
Prepaid expenses and other current assets	1,950	1,787
Total current assets	88,715	54,906
Property and equipment, net	6,660	6,487
Intangible assets, net	9,484	9,840
Goodwill	477	477
Other non-current assets	216	379
Total assets	$105,552	$72,089
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,998	$2,796
Accrued expenses	11,940	13,005
Revolving credit facility	7,976	—
Current portion of long-term debt	—	9,118
Total current liabilities	22,914	24,919
LONG-TERM LIABILITIES
Long-term debt, less current portion, net of debt issuance costs of $335 and $116, respectively	13,165	10,766
Other non-current liabilities	162	959
Total liabilities	36,241	36,644
COMMITMENTS AND CONTINGENCIES (See Note L)
STOCKHOLDERS' EQUITY (see Note H)
Preferred stock, $0.001 par value per share:
Authorized shares: 10,000 at June 30, 2017 and December 31, 2016 Issued and outstanding shares: none	—	—
Common stock, $0.001 par value per share:
Authorized shares: 200,000 at June 30, 2017 and December 31, 2016; Issued and outstanding shares: 21,961 and 18,908 at June 30, 2017 and December 31, 2016, respectively	22	19
Additional paid-in capital	236,568	186,370
Accumulated other comprehensive loss	(110)	(156)
Accumulated deficit	(167,169)	(150,788)
Total stockholders' equity	69,311	35,445
Total liabilities and stockholders' equity	$105,552	$72,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTELLUS MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue	$22,140	$18,730	$41,246	$35,632
Cost of goods sold	5,836	4,459	10,732	8,459
Gross profit	16,304	14,271	30,514	27,173
Operating expenses
Selling and marketing	16,012	13,086	31,286	26,493
Research and development	2,125	1,873	4,228	3,785
General and administrative	5,807	3,838	10,471	7,787
Total operating expenses	23,944	18,797	45,985	38,065
Loss from operations	(7,640)	(4,526)	(15,471)	(10,892)
Other income (expense)
Interest income	107	83	169	153
Interest expense	(446)	(562)	(1,011)	(1,124)
Other non-operating expense	(61)	(16)	(62)	(30)
Loss before income tax expense	(8,040)	(5,021)	(16,375)	(11,893)
Income tax expense	(3)	—	(6)	—
Net loss	$(8,043)	$(5,021)	$(16,381)	$(11,893)
Other comprehensive loss
Unrealized (loss)/gain on short-term investments, net of tax	(3)	(4)	(1)	65
Foreign currency translation gain (loss)	61	(84)	47	(95)
Comprehensive loss	$(7,985)	$(5,109)	$(16,335)	$(11,923)
Net loss per share, basic and diluted	$(0.37)	$(0.27)	$(0.77)	$(0.63)
Weighted average common shares used to compute net loss per share, basic and diluted	21,921	18,824	21,401	18,812

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTELLUS MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(16,381)	$(11,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,445	727
Amortization of debt issuance costs	48	30
Amortization of premium on investments	7	117
Accretion of final payment fee on long-term debt	124	154
Loss on disposal of property and equipment	43	7
Deferred tax expense	6	—
Deferred rent	(7)	7
Stock-based compensation	3,721	2,525
Allowance for doubtful accounts and sales returns	81	(73)
Changes in operating assets and liabilities, net of acquired assets:
Accounts receivables	(2,400)	(1,241)
Inventories	(447)	(504)
Prepaid expenses and other current assets	(296)	(67)
Other non-current assets	279	(165)
Accounts payable	207	1,042
Accrued expenses	(1,107)	1,178
Net cash used in operating activities	(14,677)	(8,156)
Cash flows from investing activities:
Purchase of property and equipment, net of acquired assets	(1,389)	(1,720)
XeroGel acquisition	—	(11,000)
Purchase of investments	—	(32,182)
Proceeds from maturities of short-term investments	10,837	32,232
Net cash provided by (used in) investing activities	9,448	(12,670)
Cash flows from financing activities:
Proceeds from revolving credit facility	28,268	—
Payments on revolving credit facility	(20,292)	—
Proceeds from long-term debt	13,500	—
Payments of term debt	(20,000)	—
Payment of debt fees	(1,206)	—
Payment of debt issuance costs	(95)	—
Proceeds from stock options exercised	697	76
Proceeds from common stock issuance from employee stock purchase plan	429	271
Shares withheld for payment of taxes on restricted stock unit awards	(18)	—
Proceeds from public offering, net of issuance costs	45,361	—
Net cash provided by financing activities	46,644	347
Effect of exchange rate changes on cash and cash equivalents	40	(68)
Net increase (decrease) in cash and cash equivalents	41,455	(20,547)
Cash and cash equivalents - beginning of period	21,417	28,548
Cash and cash equivalents - end of period	$62,872	$8,001
Supplemental cash flow information:
Cash paid for interest	$805	$940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTELLUS MEDICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A.	ORGANIZATION

Nature of Business

Entellus Medical, Inc. (the “Company”) was incorporated in Minnesota in April 2006 and was reincorporated in Delaware in August 2006. The Company is focused on delivering superior patient and physician experiences through products designed for the minimally invasive treatment of chronic and recurrent sinusitis, nasal airway obstruction and persistent Eustachian tube dysfunction. The Company’s platform of products provides effective and easy-to-use solutions designed to simplify everything from diagnosis and patient selection, to complex case revisions and post-operative care. The Company’s three core product lines, XprESS Multi-Sinus Dilation Systems, MiniFESS™ Surgical Instruments, and FocESS™ Imaging & Navigation, are designed to enable ear, nose and throat (“ENT”) physicians to conveniently and comfortably perform a broad range of procedures in the ENT physician office and simplify operating room-based treatment. As a result of the Company’s recent acquisition of Spirox, Inc. (“Spirox”) on July 13, 2017, the Company also now sells the LATERA Absorbable Nasal Implant which is a minimally invasive option to treat nasal airway obstruction. See Note M. Subsequent Events. The Company currently sells product through its direct sales force in the United States and United Kingdom and in a limited number of additional countries through international distributors. The Company operates in one reporting segment.

NOTE B.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The interim financial data as of June 30, 2017 is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company’s management, the interim data includes only normal and recurring adjustments necessary for a fair statement of the Company’s financial results for the three and six months ended June 30, 2017 and 2016. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements.

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

Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the six months ended June 30, 2017, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

The Company has performed a review of the requirements of the new guidance and has identified which of its revenue streams will be within the scope of ASU 2014-09.  The Company is working through an adoption plan which includes a review of customer contracts, applying the five-step model of the new standard, to each revenue stream and comparing the results to its current accounting; an evaluation of the method of adoption; and assessing changes that might be necessary to information technology systems, processes, and internal controls to capture new data and address changes in financial reporting. Because of the nature of the work that remains, at this time the Company is unable to reasonably estimate the impact of adoption of ASU 2016-08 and ASU 201-09 on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires that lease arrangements longer than twelve months result in an entity recognizing an asset and liability. The updated guidance in this ASU are effective for private companies and emerging growth companies beginning after December 15, 2019. The Company is currently assessing the impact of ASU 2016-02 on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This ASU is effective for private companies and emerging growth companies beginning after December 15, 2020; the ASU allows for early adoption as of the beginning of an interim or annual reporting period beginning after December 15, 2018. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statements of Cash Flows – Classifications of Certain Cash Receipts and Cash Payments to clarify how companies present and classify certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for private companies and emerging growth companies beginning after December 15, 2018; the ASU allows for early adoption. The Company is currently assessing the impact that ASU 2016-15 will have on its consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting. This guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. This ASU is effective for private companies and emerging growth companies beginning after December 15, 2017; the ASU allows for early adoption. The Company does not believe that adoption of ASU 2017-09 will have a significant impact on its consolidated financial statements.

NOTE C.	COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

	June 30,	December 31,
(in thousands)	2017	2016
Finished goods	$3,295	$3,562
Work-in-process	1,169	536
Raw materials	3,283	3,128
Total	$7,747	$7,226

Property and Equipment

	June 30,	December 31,
(in thousands)	2017	2016
Furniture and office equipment	$873	$873
Computer hardware and software	3,298	2,831
Laboratory equipment	4,619	4,336
Tooling and molds	1,555	1,512
Leasehold improvements	2,062	2,006
	$12,407	$11,558
Less accumulated depreciation and amortization	(6,477)	(5,465)
Property and equipment in progress	730	394
Total	$6,660	$6,487

Depreciation and amortization expense on property and equipment was $0.5 million and $0.4 million during the three months ended June 30, 2017 and 2016, respectively, and $1.0 million and $0.7 million during the six months ended June 30, 2017 and 2016, respectively.

Intangible Assets

	June 30,	December 31,
(in thousands)	2017	2016
Technologies	$9,700	$9,700
Trade name	500	500
	$10,200	$10,200
Less accumulated amortization	(716)	(360)
Total	$9,484	$9,840

Amortization expense on intangible assets was $0.2 million and zero during the three months ended June 30, 2017 and 2016, respectively, and $0.4 million and zero during the six months ended June 30, 2017 and 2016, respectively.

Accrued Expenses

	June 30,	December 31,
(in thousands)	2017	2016
Compensation and commissions payable	$7,474	$8,674
Royalty payable	1,912	1,851
Other accrued expenses	2,554	2,480
Total	$11,940	$13,005

NOTE D.	LIQUIDITY AND BUSINESS RISKS

As of June 30, 2017, the Company had cash and cash equivalents of $62.9 million and an accumulated deficit of $167.2 million. In the first quarter of 2017, the Company completed a public offering of shares of its common stock, issuing a total of 2.9 million shares of common stock (including 0.5 million shares issued after exercise by the underwriters of their option to purchase additional shares) at an offering price of $17.00 per share. Certain existing stockholders of the Company also sold approximately 1.2 million shares of common stock in the offering. The Company received net proceeds of $45.4 million, after deducting underwriting discounts and commissions of $2.9 million and offering expenses of $0.7 million payable by the Company. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

In March 2017, the Company entered into a loan and security agreement with Oxford Finance LLC. Under the terms of the loan and security agreement, the Company may borrow up to a total of $40.0 million in term loans in three tranches and up to $10.0 million under a revolving line of credit, subject to a borrowing base requirement. The first term loan of $13.5 million was borrowed immediately on March 31, 2017 by the Company and was used to repay a portion of approximately $20.0 million in pre-existing outstanding indebtedness. The Company also immediately borrowed $8.0 million under the revolving line of credit to repay the remaining $20.0 million in outstanding indebtedness, with the ability to borrow up to an additional $2.0 million if the borrowing base requirement is met in the future.

On July 13, 2017, in connection with the closing of the acquisition of Spirox, the Company borrowed an additional $26.5 million in term loans under the loan and security agreement. See Note M. Subsequent Events.

Prior to its initial public offering (“IPO”), the Company financed its operations with a combination of revenue, private placements of convertible preferred securities and amounts borrowed under its credit facility. Although it is difficult to predict its future liquidity requirements, the Company expects that its existing cash and cash equivalents, anticipated revenue and remaining amounts available under its line of credit will be sufficient to meet its anticipated capital requirements, and fund its operations through at least the next 24 months. Further capital requirements may be necessary to fund any contingent consideration due to the former Spirox equity holders. See Note M. Subsequent Events.

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

The following is a summary of the available-for-sale investments by type of instrument, which are included in short-term investments in the consolidated balance sheet as of December 31, 2016. There were no available-for-sale investments as of June 30, 2017.

		Unrealized	Unrealized
		Gain in	Losses in
		Accumulated	Accumulated
		Other	Other
	Amortized	Comprehensive	Comprehensive	Estimated
December 31, 2016 (in thousands)	Cost	Loss	Loss	Fair Value
Commercial paper	$2,495	$2	$—	$2,497
Corporate bonds	4,099	—	(2)	4,097
Foreign assets	4,250	1	—	4,251
Total available-for-sale securities	$10,844	$3	$(2)	$10,845

Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the six months ended June 30, 2017. The Company considered various factors, including a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. As of December 31, 2016, available-for-sale maturities as noted in the table above mature in one year or less.

NOTE F.	FAIR VALUE MEASUREMENTS

As of June 30, 2017 and December 31, 2016, the carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments. Goodwill and intangible assets acquired are stated at fair value based upon the acquisition valuation.

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

Short-term Investments

The following is a summary of available-for-sale investments by type of instrument measured at fair value on a recurring basis at December 31, 2016. There were no available-for-sale investments as of June 30, 2017.

	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$2,497	$—	$2,497
Corporate bonds	—	4,097	—	4,097
Foreign assets	—	4,251	—	4,251
Total	$—	$10,845	$—	$10,845

There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurement during the six months ended June 30, 2017. The Company has not experienced any significant realized gains or losses on its investments in the periods presented in the consolidated statements of operations and comprehensive loss.

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

In March 2017, the Company entered into a loan and security agreement (the “Loan Agreement”) providing for a new credit facility (the “New Credit Facility”). Under the terms of the New Credit Facility, the Company could borrow from the lenders (collectively the “Lenders”) up to a total of $40.0 million in term loans in three tranches (each, a “Term Loan” or, collectively, “Term Loans”) and up to $10.0 million under the revolving line of credit, subject to a borrowing base requirement (the “Revolving Line of Credit”). The first Term Loan of $13.5 million was borrowed immediately, in addition to $8.0 million under the Revolving Line of Credit, and used to repay approximately $20.0 million of then outstanding indebtedness, which constituted all amounts outstanding related to the Prior Credit Facility, together with the final payment fee totaling $1.2 million. The New Credit Facility was accounted for as a modification of debt under applicable accounting guidance.

The second Term Loan of up to $10.0 million was available beginning on the earlier of the completion of a future merger, consolidation or acquisition in which the borrowings would be used by the Company to pay the purchase price or November 1, 2017 (if certain trailing 12-month revenues are met) and ending on December 31, 2017. The third Term Loan of up to $16.5 million was available beginning on the earlier of the completion of a future merger, consolidation or acquisition in which the borrowings would be used by the Company to pay the purchase price or the occurrence of certain trailing 12-month revenues and ending on March 31, 2018. The borrowings under the second and third Term Loans must be used to fund a merger, consolidation or acquisition or may be used for working capital so long as the Company’s trailing 12-month revenues meet certain amounts. The third Term Loan cannot be made prior to the funding of the second Term Loan, or if no second Term Loan is made, January 1, 2018. The Term Loans mature and all amounts borrowed under the New Credit Facility, including the Revolving Line of Credit, become due and payable on March 1, 2022. The borrowings under the Revolving Line of Credit are classified as short-term obligations as the Loan Agreement contains a subjective acceleration clause and requires the Company to maintain a lockbox arrangement with the Lender.

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

The Loan Agreement contains affirmative and negative covenants applicable to the Company and any subsidiaries and events of default, in each case subject to grace periods, thresholds and materiality qualifiers, as more fully described in the Loan Agreement. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and material governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on the Company incurring additional indebtedness, engaging in mergers, consolidations or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control. The events of default include, among other things, the Company’s failure to pay any amounts due under the New Credit Facility, a breach of covenants under the Loan Agreement, the Company’s insolvency, a material adverse change, the occurrence of a default under certain other indebtedness and the entry of final judgments against the Company in excess of a specified amount. If an event of default occurs, the Lenders are entitled to take various actions, including the acceleration of amounts due under the New Credit Facility, termination of the commitments under the New Credit Facility and certain other actions available to secured creditors. The Company was in compliance with all required covenants as of June 30, 2017 and December 31, 2016.

As of June 30, 2017 and December 31, 2016, the Company had borrowed and outstanding $13.5 million and $20.0 million of term loan debt under the New Credit Facility and Prior Credit Facility, respectively. As of June 30, 2017, the Company had borrowed $8.0 million of the available $10.0 million under the Revolving Line of Credit under the New Credit Facility. On July 13, 2017, in connection with the closing of the acquisition of Spirox, the Company borrowed an additional $26.5 million in term loans under the loan and security agreement. See Note M. Subsequent Events.

As of June 30, 2017 and December 31, 2016, the carrying amount of debt approximated fair value because the interest rate approximates current market rates of interest available in the market. The fair value of the Company’s debt is considered a Level 3 measurement.

Assuming a 60-month amortization period as stated in the New Credit Facility, the Company’s principal payments under the Term Loan are as follows:

(in thousands)
2017	$—
2018	—
2019	3,375
2020	4,500
2021	4,500
2022	1,125
$13,500

NOTE H.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes 10.0 million shares of preferred stock. As of June 30, 2017, no shares of preferred stock were outstanding.

Common Stock

The Company’s amended and restated certificate of incorporation authorizes 200.0 million shares of common stock. As of June 30, 2017, 22.0 million shares of common stock were outstanding.

On July 13, 2017, the Company issued approximately 3.4 million shares of common stock in connection with the acquisition of Spirox. See Note M. Subsequent Events.

2015 Incentive Award Plan

In December 2014, the Company’s Board of Directors adopted, and in January 2015 the Company’s stockholders approved, the Entellus Medical, Inc. 2015 Incentive Award Plan (the “2015 Plan”). The 2015 Plan became effective in connection with the IPO, at which time the Company ceased making awards under the Entellus Medical, Inc. 2006 Stock Incentive Plan (the “20016 Plan”). Under the 2015 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and certain other awards to individuals who are employees, officers, directors or consultants of the Company. A total of 1,345,570 shares of common stock were initially reserved for issuance under the 2015 Plan. In addition, the number of shares available for issuance under the 2015 Plan is annually increased by an amount equal to the lesser of (A) 875,000 shares, (B) 4% of the outstanding shares of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year or an amount determined by the Company’s Board of Directors. Furthermore, any shares subject to awards granted under the 2006 Plan which terminate, expire or lapse without the delivery of shares to the holder thereof become available under the 2015 Plan. In the first quarter of 2017 and 2016, in accordance with this “evergreen” provision, the number of shares available under the 2015 Plan was increased in the amount of 756,339 shares and 751,750 shares, respectively. As of June 30, 2017, 497,956 shares of common stock were available for issuance under the 2015 Plan.

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	June 30, 2017
			Weighted
			average	Aggregate
		Weighted	remaining	intrinsic
		average	contractual	value
(shares in thousands)	Options	exercise price	term	($000)
Outstanding, beginning of period	3,349	$13.06	7.6 years	$21,863
Granted	950	14.64
Exercised	(137)	5.19
Cancelled	—	—
Forfeited	(295)	16.79
Outstanding, end of period	3,867	$13.44	8.0 years	$15,812
Exercisable	1,745	$11.44	7.0 years	$10,650

The aggregate pre-tax intrinsic value of options exercised was $1.6 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively. The aggregate pre-tax intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise on June 30, 2017 and 2016, as applicable. During the six months ended June 30, 2017 and 2016, the fair value of shares vested was $3.9 million and $2.2 million, respectively. The total cash received by the Company upon the exercise of options was $0.7 million and $0.1 million during the six months ended June 30, 2017 and 2016, respectively.

Restricted Stock Units

The Company grants time-based restricted stock units (“RSUs”) to directors, executive officers and certain other employees. Employee RSUs generally vest over a four-year period and director RSUs vest over a three-year period. In addition, certain key management members typically receive RSUs upon commencement of employment and may receive them annually in conjunction with the Company’s performance review. The grant date fair value of the RSU awards is determined using the closing sale price of the Company’s common stock on the date of the grant. The Company recognizes compensation expense for time-based RSUs on a straight-line basis over the vesting period. During the six months ended June 30, 2017 and 2016, the Company recognized $0.4 million and less than $0.1 million stock-based compensation expense related to RSUs, respectively.

Restricted stock unit activity during the six months ended June 30, 2017 is summarized below:

	June 30, 2017
		Weighted
		average
		grant date
(shares in thousands)	RSUs	fair value
Outstanding, beginning of period	12	$16.99
Granted	181
Released	(3)
Forfeited/expired	(8)
Outstanding, end of period	182	$17.11

Employee Stock Purchase Plan

In December 2014, the Company’s Board of Directors adopted, and in January 2015 the Company’s stockholders approved, the Entellus Medical, Inc. 2015 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, the Company has set two six-month offering periods during each calendar year, one beginning January 1 and ending on June 30, and the other beginning July 1 and ending on December 31, during which employees can choose to have up to 20% of their eligible compensation withheld to purchase less than 2,000 shares of the Company’s common stock during each offering period. The purchase price of the shares is 85% of the market price on the first or last trading day of the offering period, whichever is lower. A total of 200,000 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2016 fiscal year, by an amount equal to the lesser of (A) 1% of the shares of the Company’s common stock outstanding on the date of the adoption of the plan or (B) a lesser amount determined by the Company’s Board of Directors. In the first quarter of 2017 and 2016, in accordance with the “evergreen” provision, the number of shares available for grant under the ESPP increased in the amount of 16,488 shares and 16,488 shares, respectively, resulting in a total of 232,976 shares of common stock reserved for issuance under the ESPP.  During 2016, 35,962 shares were issued under the ESPP, resulting in a total of 197,014 shares of common stock remaining for issuance under the ESPP as of December 31, 2016. During the six months ended June 30, 2017 and 2016, the Company issued 30,491 shares and 18,730 shares, respectively, of its common stock to participants under the ESPP. The Company recognized $0.1 million and $0.1 million in stock-based compensation related to the ESPP during the six months ended June 30, 2016 and 2017, respectively.

NOTE I.	STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense is reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2017 and 2016, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Cost of goods sold	$40	$25	$73	$47
Selling and marketing	703	486	1,322	934
Research and development	243	140	464	264
General and administrative	921	669	1,862	1,280
Total	$1,907	$1,320	$3,721	$2,525

At June 30, 2017, there was approximately $15.9 million and $2.8 million of unrecognized stock-based compensation expense related to unvested stock options and RSUs, respectively, which the Company expects to recognize over the remaining weighted-average vesting period of approximately 2.8 years and 3.3 years, respectively. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional stock-based awards.

The Company estimates the fair value of stock-based compensation on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model determines the fair value of stock-based payment awards based on the fair market value of the Company’s common stock on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the fair market value of the Company’s common stock, volatility over the expected term of the awards and actual and projected employee stock option exercise behaviors. The Company has opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. Due to the Company’s limited operating history and company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the blended historical volatility of a group of similar companies that are publicly traded and their historical volatility. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based payments. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available. The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history of not paying dividends and its expectation that it will not declare dividends for the foreseeable future.

The fair value of the options granted to employees or directors during the six months ended June 30, 2017 and 2016 was estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Six Months Ended
	June 30,
	2017	2016
Expected life in years	5.5-6.25	5.5-6.0
Risk-free interest rate	1.8%-2.2%	1.2%-1.9%
Expected dividend yield	0%	0%
Expected volatility	52%-54%	50%-52%
Weighted average fair value	$7.58	$7.82

The fair value of the ESPP options granted to employees during the three and six months ended June 30, 2017 and 2016 was estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Six Months Ended
	June 30,
	2017	2016
Expected life in years	0.5	0.5
Risk-free interest rate	0.6%	0.5%
Expected dividend yield	0%	0%
Expected volatility	36%	54%
Weighted average fair value	$4.75	$5.15

NOTE J.	INCOME TAXES

The Company did not record a federal, state or foreign income tax benefit for its losses for the three and six months ended June 30, 2017 and 2016 due to its conclusion that a valuation allowance is required against its net deferred tax assets excluding the deferred tax liability related to its tax deductible goodwill acquired in connection with the XeroGel acquisition.

NOTE K.	EARNINGS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods as all potentially dilutive shares consisting of RSUs, stock options and warrants were antidilutive in those periods.

The following table sets forth the computation of the Company’s net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Net loss	$(8,043)	$(5,021)	$(16,381)	$(11,893)
Weighted average common stock outstanding	21,921	18,824	21,401	18,812
Net loss per share, basic and diluted	$(0.37)	$(0.27)	$(0.77)	$(0.63)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted earnings per share because such securities have an antidilutive impact due to losses reported:

	June 30,
(in thousands)	2017	2016
Common stock warrants	38	38
Common stock options	3,867	3,366
Restricted stock units	182	12
Total	4,087	3,416

NOTE L.	COMMITMENTS AND CONTINGENCIES

Operating Leases

As of June 30, 2017, the Company had three leased facilities under operating lease agreements. The Company entered into a 41-month lease in February 2012, effective April 1, 2012, for its corporate headquarters. The Company entered into a 50-month lease on June 30, 2014, effective July 1, 2014, for additional distribution space in a second facility. On February 26, 2015, the Company exercised its right to extend the lease term of its manufacturing and corporate facility for an additional three years through August 2018. On June 30, 2015, the Company entered into amendments to each of these two lease agreements, among other things, to expand the space occupied by the Company at the property at which the Company’s corporate headquarters are located, and to extend the term of each lease agreement through June 2021, with an option to extend for an additional term through June 2024. Rental payments on operating leases are charged to expense on a straight-line basis over the period of the lease. These lease agreements require the Company to pay executory costs such as real estate taxes, insurance and repairs, and includes renewal and escalation clauses. In connection with the XeroGel acquisition, the Company assumed a lease agreement for manufacturing facility space in Hayward, California through August 31, 2017. Rental payments on operating leases are charged to expense on a straight-line basis over the period of the lease. This lease agreement requires the Company to pay executory costs such, as real estate taxes, insurance and repairs, and includes renewal and escalation clauses. Subsequent to the end of the quarter, the Company acquired Spirox and as such the Company assumed a lease for a facility which expires in October 2021, in Redwood City, California. See Note M. Subsequent Events.

Total lease expense was approximately $0.2 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively.

Other Commitment

In June 2016, the Company entered into an Amended and Restated Fiagon NA Distribution Agreement (the “Distribution Agreement”) with Fiagon NA Corporation in which the Company was granted exclusive distribution rights in the United States and Canada for Fiagon Image Guidance Systems (“IGS”)  and certain components, parts and related ancillary products i) to hospitals, ii) to ENT physicians in the office, clinic, and surgery centers, and iii) under ENT healthcare system contracts. The terms of the Distribution Agreement require the Company to purchase minimum quantities of Fiagon IGS units and certain other disposable products through August 9, 2020 in order for the Company to retain exclusive distribution rights.

NOTE M.	SUBSEQUENT EVENTS

On July 13, 2017, the Company completed its previously announced acquisition of Spirox. Spirox is a privately held medical device company that develops, manufactures and markets the LATERA Absorbable Nasal Implant which is a minimally invasive option to treat nasal airway obstruction. Pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 6, 2017, among the Company, Stinger Merger Sub Inc., an indirect wholly-owned subsidiary of the Company (“Merger Sub”), Spirox, and Fortis Advisors LLC, solely in its capacity as representative of Spirox’s equity holders, Merger Sub merged with and into Spirox, with Spirox continuing as the surviving entity and an indirect wholly-owned subsidiary of the Company (the  “Acquisition”).

In the transaction, the Company paid $25.0 million in cash and issued approximately 3.4 million in shares of its common stock with an approximate fair value of $80.5 million, subject to certain adjustments and as calculated pursuant to the calculation methodology set forth in the Merger Agreement. The Company common stock issued in connection with the Acquisition is subject to a lock-up agreement for a period of (i) three months from the date of closing of the Acquisition in the case of 25% of the shares, (ii) six months from the date of closing of the Acquisition in the case of an additional 25% of the shares and (iii) 12 months in the case of the remaining shares. Of the $25.0 million cash consideration, $7.5 million was deposited with an escrow agent to fund payment obligations with respect to the working capital adjustment and post-closing indemnification obligations of Spirox’s former equity holders. Under the terms of the Merger Agreement, the Company has agreed to pay additional contingent consideration to Spirox’s former equity holders based on the Company’s net revenue annual growth from sales of Spirox’s LATERA device and related products during the four-year period following the Acquisition. Related products include subsequent versions of the LATERA device and any other device that treats nasal valve collapse or nasal lateral wall insufficiency by increasing the mechanical strength of the nasal lateral wall through the use of a synthetic graft. The Company has the discretion to pay the contingent consideration in shares of its common stock or cash, subject to compliance with applicable law and the Listing Rules of the NASDAQ Stock Market. A portion of the contingent consideration will be subject to certain rights of set-off for any post-closing indemnification obligations of Spirox’s equity holders. Although there is no cap on the amount of contingent consideration earn-out that could be paid, the Company does not expect the cumulative undiscounted payments to exceed $95.0 million over the four year period. Upon completion of the acquisition accounting, including the fair value assessment of the contingent consideration, the Company will record an estimate of the present value of contingent consideration as a liability on its balance sheet.  This amount is expected to be less than the undiscounted amount noted above.

On July 13, 2017, in connection with the closing of the Acquisition, the Company borrowed an additional $26.5 million in term loans under the loan and security agreement described in Note G. Debt to fund the initial cash consideration, bringing its total term loan borrowings under such agreement to $40.0 million. In connection therewith, the Company entered into a First Amendment to Loan and Security Agreement (the “Amendment”) with Oxford and the Lenders, pursuant to which the parties thereto amended the Loan Agreement to add Spirox and Entellus Intermediate Sub, Inc., a wholly-owned subsidiary of the Company, as borrowers under the Loan Agreement (collectively, the “New Borrowers”). In addition, under the terms of the Amendment, (i) the New Borrowers granted the Lenders a first priority security interest in substantially all of their assets, other than their intellectual property and, under certain circumstances, more than 65% of their shares in any foreign subsidiary; (ii) the trailing revenue covenant contained in the Loan Agreement and the revenue requirement for the extension of the interest-only period were increased, in each case to account for the acquisition of Spirox; (iii) the securities of the New Borrowers were pledged to the Lenders; (iv) deposit account control agreements were delivered with respect to the deposit accounts of the New Borrowers; and (v) the Company agreed to deliver certain consent and waiver documents pertaining to the assets of the New Borrowers within 30 days following the execution of the Amendment.

In connection with the Acquisition, the Board of Directors of the Company adopted the Entellus Medical, Inc. 2017 Employment Inducement Incentive Award Plan (the “Inducement Plan”), which is a non-stockholder approved plan, to facilitate the granting of equity awards as an inducement material to new employees joining the Company. In addition, in connection with the Spirox Acquisition, the Compensation Committee of the Board of Directors granted the following stock options and RSUs under the Inducement Plan and the 2015 Plan:

	Employee Options	Employee RSUs	Director & Non-employee Options	Director & Non-employee RSUs
Inducement Plan	342,000	—	—	—
2015 Plan	93,000	90,000	22,500	11,250
Total	435,000	90,000	22,500	11,250

The employee and non-employee stock options and RSUs are effective as of August 4, 2017, subject to acceptance. These stock options will have a ten-year term, per share exercise price equal to the closing price of the Company’s common stock on August 4, 2017, and vest with respect to one-fourth of the underlying shares on the one-year anniversary of the closing date, and monthly thereafter over the subsequent three years, subject to the recipient’s continued service and the RSU awards vest annually over a four-year period.

The director stock options and RSUs were effective as July 14, 2017. These stock options will have a ten-year term, per share exercise price equal to the closing price of the Company’s common stock on July 14, 2017, and vest quarterly over a three-year period and the RSU awards will vest annually over a three-year period.

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

Business Overview

We are a medical technology company focused on delivering superior patient and physician experiences through products designed for the minimally invasive treatment of chronic and recurrent sinusitis, nasal airway obstruction and persistent Eustachian tube dysfunction. Our platform of products provides effective and easy-to-use solutions designed to simplify everything from diagnosis and patient selection, to complex case revisions and post-operative care. Our three core product lines, XprESS Multi-Sinus Dilation Systems, MiniFESS™ Surgical Instruments, and FocESS™ Imaging & Navigation, are designed to enable ear, nose and throat, or ENT, physicians to conveniently and comfortably perform a broad range of procedures in the ENT physician office and simplify operating room based treatment. When used as a stand-alone therapy in the physician’s office, our balloon sinus dilation products are the only devices proven in a sufficiently powered prospective, multicenter, randomized, controlled trial to be as effective as functional endoscopic sinus surgery, or FESS, the primary surgical treatment for chronic and recurrent sinusitis. Patients treated with our products in this trial in the ENT physician office also experienced faster recovery, less bleeding at discharge, less use of prescription pain medication and fewer post-procedure debridements than patients receiving FESS.

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

We consider new products to be any non-balloon products released within the last 24 months. As of June 30, 2017, new products included our Fiagon Image Guidance Systems and accessories, MiniFESS Tools, FocESS Scopes and accessories, Cyclone Sinonasal Suction and Irrigation System, Entellus Medical Shaver System and FocESS HD Wireless Camera System.

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

In April 2017, we received 510(k) clearance from the United States Food and Drug Administration, or FDA, for use of our XprESS Multi-Sinus Dilation System in patients with persistent Eustachian tube dysfunction. We also received 510(k) clearance from the FDA for our Reinforced Anesthesia Needle for use in injecting local anesthetics into a patient to provide regional anesthesia. Also in April 2017, as previously disclosed, we received a warning letter from the FDA related to two observed non-conformities relating to our prospective, multicenter study of children with chronic rhinosinusitis treated with the XprESS Multi-Sinus Dilation System. We have responded fully to the FDA’s requests. For more information, see Item 1.A. under the heading “Risk Factors.”

We invest substantial resources to educate ENT physicians and patients on the proven clinical advantages of stand-alone balloon sinus dilation. We have a diverse customer base of ENT physicians, hospitals and ASCs, with no single customer accounting for more than 5% of our revenue during the six months ended June 30, 2017. Our customers are reimbursed by governmental and private health insurers for procedures using our products pursuant to reimbursement codes specific to the setting of the procedure. Our revenues are dependent upon the future market acceptance and adoption of our existing and new products, appropriate pricing and adequate level of coverage or reimbursement for procedures using such products.

When used as a stand-alone balloon sinus dilation procedure in the physician office setting, the practice expense component of the physician’s fee is intended to cover all or a portion of the cost of our products. When used in an operating room in an ASC or hospital, our products are typically utilized as tools used during FESS and are not separately reimbursed by third-party payors. Medicare issued a final rule on the Hospital Outpatient Prospective Payment System, or HOPPS, for 2017 which includes a reduction of payments for certain outpatient procedures performed in the hospital when FESS is performed on more than two sinuses. The result is to bundle payments for multi-sinus surgery regardless of the number of sinuses being treated. On average we expect most hospitals will experience a reduction in Centers for Medicare and Medicaid Services, or CMS, reimbursement depending on the number of sinuses being treated.

We manufacture and assemble all of our proprietary products at our facility in Plymouth, Minnesota with components supplied by external suppliers, with the exception of XeroGel nasal packing material, which continues to be manufactured in Hayward, California. We anticipate transitioning this to our Plymouth facility by the end of 2017. As of June 30, 2017, our manufacturing organization included 36 people. We expect the capacity of our current facility to be able to meet expected demand through at least the end of 2020.

During 2017, we intend to focus on the following key initiatives: (1) expansion and enhanced productivity of our sales force; (2) account development activities; (3) global expansion; and (4) new products and indications. In furtherance of these initiatives, we plan to add approximately 10 to 20 full quota-carrying sales representatives in 2017, with many of these coming from our current pool of sales associates, and we plan to add approximately 10 additional sales associates to augment our sales organization and support sales of both our core balloon sinus dilation products and new products, not including Spirox sales representatives added as part of the Spirox acquisition.

Recent Acquisition of Spirox

On July 13, 2017, we completed our previously announced acquisition of Spirox, Inc. Spirox is a privately held medical device company that develops, manufactures and markets the LATERA Absorbable Nasal Implant which is a minimally invasive option to treat nasal airway obstruction. In the transaction, we paid $25.0 million in cash and issued approximately 3.4 million in shares of our common stock, subject to certain adjustments and as calculated pursuant to the calculation methodology set forth in the merger agreement. Of the $25.0 million cash consideration, $7.5 million was deposited with an escrow agent to fund payment obligations with respect to the working capital adjustment and post-closing indemnification obligations of Spirox’s former equity holders. Under the terms of the merger agreement, we agreed to pay additional contingent consideration to Spirox’s former equity holders based on our net revenue from sales of Spirox’s LATERA device, subsequent versions thereof and any other device that treats nasal valve collapse or nasal lateral wall insufficiency by increasing the mechanical strength of the nasal lateral wall through the use of a synthetic graft, evaluated annually during the four-year period following the acquisition. In connection with the closing of the acquisition of Spirox, we borrowed an additional $26.5 million in term loans under our credit facility to fund the initial consideration.

Financial Overview

•

We generated revenue of $22.1 million for the three months ended June 30, 2017, compared to revenue of $18.7 million for the three months ended June 30, 2016, an increase of 18%. During the six months ended June 30, 2017 and 2016, we generated revenue of $41.2 million and $35.6 million, respectively, an increase of 16%. The growth in revenue was primarily attributable to sales of new products, an increase in sales of our XprESS family of products, through broader account penetration, and to a lesser extent, sales in international markets. Foreign currency exchange rates negatively impacted revenue for the three and six months ended June 30, 2017 by approximately $0.1 million and $0.2 million, respectively. We operate in one segment.

•	For the second quarter of 2017, our full quota-carrying representatives sold at an annualized rate of approximately $850,000 compared to $769,000 for the second quarter of 2016.
•

Revenue per procedure was approximately $1,500 in the second quarter of 2017. We calculate revenue per procedure by dividing our revenue from disposable products, which includes our balloon sinus dilation products, Fiagon disposable products, XeroGel nasal packing material, disposable shaver blades, Cyclone, Reinforced Anesthesia Needle, light fibers and surgical procedure packs, by the number of balloon sinus dilation devices sold during the quarter. We believe the number of balloon sinus dilation devices sold during a quarter is a reasonable proxy for the number of balloon procedures performed in the quarter because a balloon sinus dilation procedure often results in revenue from the sale of not just balloon devices, but also ancillary disposable products used in a balloon procedure. For this reason, in making this calculation, we include revenue from the ancillary disposable products noted above in addition to balloon devices, which is then divided by an estimated number of procedures based on the number of balloon sinus dilation devices sold.

•

We had a net loss of $8.0 million for the three months ended June 30, 2017 compared to a net loss of $5.0 million for the three months ended June 30, 2016. During the six months ended June 30, 2017, we had a net loss of $16.4 million compared to a net loss of $11.9 million during the six months ended June 30, 2016. These increases were primarily due to increased compensation and other employee-related expenses resulting from expansion of our sales and corporate staff, costs for training following the FDA’s clearance of the XprESS family of products for treating patients with persistent Eustachian tube dysfunction as well as transaction costs associated with the Spirox acquisition. As of June 30, 2017, we had an accumulated deficit of $167.2 million.

•

During the first half of 2017, we strengthened our balance sheet. In the first quarter of 2017, we completed a public offering of shares of our common stock resulting in net proceeds of approximately $45.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us. In March 2017, we refinanced our credit facility with Oxford Finance LLC. Under the new credit facility, we could borrow up to a total of $40.0 million in term loans in three tranches and up to $10.0 million under a revolving line of credit, subject to a borrowing base requirement. As of June 30, 2017, we had cash and cash equivalents of $62.9 million, and $13.5 million of the term loan and $8.0 million of the $10.0 million available revolving line of credit were outstanding under our credit facility.

•

Subsequent to the end of second quarter, on July 13, 2017, we acquired Spirox in exchange for $25.0 million in cash and 3.4 million in shares of our common stock, subject to certain adjustments, and future contingent consideration based on our net revenue annual growth from sales of Spirox’s LATERA device evaluated annually during the four-year period following the transaction. The common stock issued in connection with the transaction is subject to a lock-up agreement for a period of (i) three months from the closing date in the case of 25% of the shares, (ii) six months from the closing date in the case of an additional 25% of the shares and (iii) 12 months in the case of the remaining shares.

•

Subsequent to the end of second quarter, on July 13, 2017, we borrowed an additional $26.5 million in term loans under our credit facility to fund the Spirox acquisition, bringing our total term loan borrowings to $40.0 million.

Components of Our Results of Operations

Revenue

We derive a significant portion of our revenue from the sale of our XprESS family of products to ENT physicians, hospitals and ASCs. We also derive revenue from the sale of certain capital equipment, including Fiagon IGS products for which we are the exclusive distributor in the United States and Canada, our Entellus Medical Shaver System and FocESS Wireless HD Camera System, additional sinus diagnostic and surgery products, including our MiniFESS and FocESS product lines, and our XeroGel product. As a result of the Spirox acquisition, we anticipate future revenue from the LATERA device. Our revenue growth has been driven by, and we expect our revenue to continue to increase in the future as a result of, the introduction of new products, continued international expansion, increased physician awareness of our products, the clinical efficacy of stand-alone balloon sinus dilation and increased insurance coverage for balloon sinus dilation procedures. Any reversal in these trends could have a negative impact on our future revenue. In addition, we have expanded our sales and marketing infrastructure to help us drive and support revenue growth and we intend to continue this expansion.

Our revenue has fluctuated, and we expect our revenue to continue to fluctuate, from quarter to quarter, as well as within each quarter, due to a variety of factors, including the demand for and pricing of our products, seasonality, the timing of new product introductions, the level of competition, competitor product introductions, including associated physician evaluations, competitor pricing changes, changes in our sales organization, number of sales representatives and associates, timing and structure of sales incentive programs, the timing and extent of promotional pricing or volume discounts, changes in average selling prices, the timing of capital equipment purchases, the timing of stocking order purchases, and fluctuations in foreign currency exchange rates.

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

Cost of Goods Sold and Gross Margin

Cost of goods sold for products we manufacture and assemble consists primarily of material costs, manufacturing overhead costs and direct labor. A significant portion of our cost of goods sold consists of manufacturing overhead costs. These overhead costs include the cost of quality assurance, material procurement, inventory control, facilities, equipment and operations supervision and management. Cost of goods sold for products we manufacture and assemble also includes depreciation expense for production equipment, shipping costs, and royalty expense related to our licensing agreement with Acclarent, Inc. that is payable in connection with sales of certain of our manufactured products. For those products we sell as a distributor, our cost of goods sold consists primarily of transfer price. We expect cost of goods sold to increase in absolute dollars primarily as, and to the extent, our revenue grows.

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

Other Expense, Net

Other expense, net primarily consists of interest expense payable under our credit facility, interest income and realized foreign currency gains and losses. We expect our interest expense to increase in future periods compared to prior year periods a result of our increased term loan borrowings. Commencing in the third quarter of 2017, other expenses, net will consist of fair value adjustments for contingent consideration as a result of the Spirox acquisition.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires that lease arrangements longer than twelve months result in an entity recognizing an asset and liability. The updated guidance in this ASU is effective for private companies and emerging growth companies beginning after December 15, 2019. We are currently assessing the impact of ASU 2016-02 on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This ASU is effective for private companies and emerging growth companies beginning after December 15, 2020; the ASU allows for early adoption as of the beginning of an interim or annual reporting period beginning after December 15, 2018. We are currently assessing the impact that ASU 2016-13 will have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statements of Cash Flows – Classifications of Certain Cash Receipts and Cash Payments, to clarify how companies present and classify certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for private companies and emerging growth companies beginning after December 15, 2018; the ASU allows for early adoption. We are currently assessing the impact that ASU 2016-15 will have on our consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting. This guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. This ASU is effective for private companies and emerging growth companies beginning after December 15, 2017; the ASU allows for early adoption. We do not believe that adoption of ASU 2017-09 will have a significant impact on our consolidated financial

Results of Operations

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenue	$22,140	$18,730	$3,410	18%	$41,246	$35,632	$5,614	16%
Cost of goods sold	5,836	4,459	1,377	31%	10,732	8,459	2,273	27%
Gross profit	16,304	14,271	2,033	14%	30,514	27,173	3,341	12%
Gross margin	74%	76%			74%	76%
Operating expenses
Selling and marketing	16,012	13,086	2,926	22%	31,286	26,493	4,793	18%
Research and development	2,125	1,873	252	13%	4,228	3,785	443	12%
General and administrative	5,807	3,838	1,969	51%	10,471	7,787	2,684	34%
Total operating expenses	23,944	18,797	5,147	27%	45,985	38,065	7,920	21%
Loss from operations	(7,640)	(4,526)	(3,114)	69%	(15,471)	(10,892)	(4,579)	42%
Other expense, net	(400)	(495)	95	(19)%	(904)	(1,001)	97	(10)%
Loss before income tax expense	(8,040)	(5,021)	(3,019)	60%	(16,375)	(11,893)	(4,482)	38%
Income tax expense	(3)	—	(3)	(100)%	(6)	—	(6)	(100)%
Net loss	$(8,043)	$(5,021)	$(3,022)	60%	$(16,381)	$(11,893)	$(4,488)	38%

Comparison of the Three and Six Months ended June 30, 2017 and 2016

Revenue

Revenue increased $3.4 million, or 18%, to $22.1 million during the three months ended June 30, 2017, compared to $18.7 million during the three months ended June 30, 2016. Revenue increased $5.6 million, or 16%, to $41.2 million during the six months ended June 30, 2017, compared to $35.6 million during the six months ended June 30, 2016. The growth in revenue was primarily attributable to sales of new products, an increase in sales of our XprESS family of products through broader account penetration, and to a lesser extent, sales in international markets. Foreign currency exchange rates negatively impacted revenue for the three and six months ended June 30, 2017 by approximately $0.1 million and $0.2 million, respectively.

We anticipate that our revenue will be favorably impacted in future periods due to the Spirox acquisition and anticipated future revenue from the LATERA device.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $1.4 million, or 31%, to $5.8 million during the three months ended June 30, 2017, compared to $4.5 million during the three months ended June 30, 2016. Cost of goods sold increased $2.3 million, or 27%, to $10.7 million during the six months ended June 30, 2017, compared to $8.5 million during the six months ended June 30, 2016. These increases in cost of goods sold were primarily attributable to the increased sales of new products and growth in sales of our XprESS family of products.

Gross margin decreased during the three and six months ended June 30, 2017 compared to gross margin for the three and six months ended June 30, 2016 due primarily to changes in product sales mix, including increases in sales of capital equipment, as we added new product lines, and geographic mix as we expanded our international sales.

Our cost of goods sold is expected to increase in future periods compared to prior year periods as a result of anticipated inventory step-up amortization associated with inventory acquired from the Spirox acquisition. We anticipate this step-up amortization to be recognized during the remainder of 2017.

Selling and Marketing Expenses

Selling and marketing expenses increased $2.9 million, or 22%, to $16.0 million during the three months ended June 30, 2017, compared to $13.1 million during the three months ended June 30, 2016. Selling and marketing expenses increased $4.8 million, or 18%, to $31.3 million during the six months ended June 30, 2017, compared to $26.5 million during the six months ended June 30,

2016. These increases were primarily attributable to an increase in salaries, benefits, stock-based compensation, travel expenses and other employee-related expenses as a result of increased headcount in our sales and marketing organization.

Our selling and marketing expenses are expected to increase in dollars and as a percentage of revenue in future periods compared to prior year periods as a result of the Spirox acquisition.

Research and Development Expenses

R&D expenses increased $0.3 million, or 13%, to $2.1 million during the three months ended June 30, 2017, compared to $1.9 million during the three months ended June 30, 2016. R&D expenses increased $0.4 million, or 12%, to $4.2 million during the six months ended June 30, 2017, compared to $3.8 million during the six months ended June 30, 2016. These increases were primarily due to an increase in compensation and other employee-related expenses.

Our R&D expenses are expected to increase in in dollars and as a percentage of revenue future periods compared to prior year periods as a result of the Spirox acquisition.

General and Administrative Expenses

General and administrative expenses increased $2.0 million, or 51%, to $5.8 million during the three months ended June 30, 2017, compared to $3.8 million during the three months ended June 30, 2016. The increase was primarily due to $1.2 million in transaction costs associated with the Spirox acquisition, and an increase of $0.5 million in salaries, stock-based compensation, benefits and other employee-related expenses, and $0.2 million related to intangible amortization during the three months ended June 30, 2017. Credit card processing fees, facility expenses and other general and administrative expenses accounted for the remaining variance.

General and administrative expenses increased $2.7 million, or 34%, to $10.5 million during the six months ended June 30, 2017, compared to $7.8 million during the six months ended June 30, 2016. The increase was primarily due to $1.2 million in transaction costs associated with the Spirox acquisition, and an increase of $1.2 million in salaries, stock-based compensation, benefits and other employee-related expenses, and $0.4 million related to intangible amortization during the six months ended June 30, 2017. Credit card processing fees, facility expenses and other general and administrative expenses accounted for the remaining variance.

Our general and administrative expenses are expected to increase in dollars and as a percentage of revenue in future periods compared to prior year periods as a result of the Spirox acquisition.

Other Expense, Net

Other expense, net, decreased 19% during the three months ended June 30, 2017, compared to the three months ended June 30, 2016 and 10% during the six months ended June 30, 2017. These decreases were primarily due to lower interest expense.

We expect our interest expense to increase in future periods compared to prior year periods a result of our increased term loan borrowings. We also expect to incur in future periods fair value adjustments for future contingent consideration as a result of the contingent consideration we agreed to pay in connection with the Spirox acquisition.

Liquidity and Capital Resources

Overview

As of June 30, 2017, we had cash and cash equivalents of $62.9 million and an accumulated deficit of $167.2 million, compared to cash and cash equivalents of $21.4 million, short-term investments of $10.8 million and an accumulated deficit of $150.8 million as of December 31, 2016. Our primary sources of capital have been from product sales, net proceeds from our IPO, our first quarter 2017 public offering, private placements of our convertible preferred securities before our IPO, and amounts borrowed under credit facilities. As of June 30, 2017, we had $13.5 million of term loans outstanding and $8.0 million outstanding under a revolving line of credit under our new credit facility.

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

In March 2017, we entered into a new credit facility with Oxford Finance LLC. Under the new credit facility, we were able to borrow up to a total of $40.0 million in term loans in three tranches and up to $10.0 million under a revolving line of credit, subject to a borrowing base requirement. The first term loan of up to $13.5 million was borrowed immediately, in addition to $8.0 million under the revolving line of credit, and was used to repay then outstanding indebtedness of approximately $20.0 million under our prior credit facility, together with the $1.2 million final payment fee. Subsequent to the end of second quarter, on July 13, 2017, we borrowed an additional $26.5 million in term loans under this credit facility to fund the Spirox acquisition, bringing our total term loan borrowings to $40.0 million.

Subsequent to the end of second quarter, on July 13, 2017, we acquired Spirox in exchange for $25.0 million in cash and 3.4 million in shares of our common stock, subject to certain adjustments, and future contingent consideration based on our net revenue from sales of Spirox’s LATERA device evaluated annually during the four-year period following the transaction. The common stock issued in connection with the transaction is subject to a lock-up agreement for a period of (i) three months from the closing date in the case of 25% of the shares, (ii) six months from the closing date in the case of an additional 25% of the shares and (iii) 12 months in the case of the remaining shares. We borrowed an additional $26.5 million in term loans under our credit facility to fund the Spirox acquisition, bringing our total term loan borrowings to $40.0 million.

We have the discretion to pay the contingent consideration in shares of our common stock or cash, subject to compliance with applicable law and the Listing Rules of the NASDAQ Stock Market. A portion of the contingent consideration will be subject to certain rights of set-off for any post-closing indemnification obligations of Spirox’s equity holders. Although there is no cap on the amount of contingent consideration earn-out that could be paid, we do not expect the cumulative undiscounted payments to exceed $95.0 million over the four year period. Upon completion of our acquisition accounting, including the fair value assessment of the contingent consideration, we will record an estimate of the present value of contingent consideration as a liability on our balance sheet.  This amount is expected to be less than the undiscounted amount noted above.

Although it is difficult to predict our future liquidity requirements, we believe that our existing cash and cash equivalents, anticipated revenue and remaining amounts available under our line of credit will be sufficient to meet our anticipated capital requirements, and fund our operations beyond 2018. Further capital requirements may be necessary to fund any contingent consideration. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources faster than we anticipated. If our current capital sources are insufficient to satisfy our liquidity requirements, or if we choose to take advantage of new product and market opportunities to expand our business and increase our revenues, we may sell additional equity or debt securities, or refinance, restructure, or enter into a new credit facility. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve additional covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or equity financing may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.

As of June 30, 2017, cash held by our foreign subsidiary that was not available to fund domestic operations unless repatriated was $0.6 million. We do not intend to repatriate this cash; however, if circumstances changed and these funds were needed for our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate these funds.

Cash Flows

	Six Months Ended
	June 30,
(in thousands)	2017	2016
Net cash (used in) provided by:
Operating activities	$(14,677)	$(8,156)
Investing activities	9,448	(12,670)
Financing activities	46,644	347
Effect of exchange rate change on cash and cash equivalents	40	(68)
Net increase (decrease) in cash and cash equivalents	$41,455	$(20,547)

Net Cash Used in Operating Activities

During the six months ended June 30, 2017, net cash used in operating activities was $14.7 million, consisting primarily of a net loss of $16.4 million and an increase in net operating assets of $3.8 million, offset partially by a decrease in non-cash charges of $5.5 million. The increase in net operating assets was primarily due to increases in accounts receivable and inventories and decreases in accrued liabilities. Non-cash charges consisted primarily of stock-based compensation, depreciation and amortization, the change in allowance for doubtful accounts and sales returns, and the accretion of the final payment fee on our prior credit facility.

During the six months ended June 30, 2016, net cash used in operating activities was $8.2 million, consisting primarily of a net loss of $11.9 million, offset by a decrease in net operating assets of $0.2 million and non-cash charges of $3.5 million. Non-cash charges consisted primarily of stock-based compensation, depreciation and amortization, the amortization of premium on investments, and the accretion of the final payment fee on our credit facility.

Net Cash Used in Investing Activities

During the six months ended June 30, 2017, net cash provided by investing activities was $9.4 million, consisting of proceeds from short-term investment maturities of $10.8 million, partially offset by purchases of property and equipment of $1.4 million.

During the six months ended June 30, 2016, net cash used in investing activities was $12.7 million, consisting of $11.0 million for consideration for the XeroGel acquisition, purchases of short-term investments of $32.2 million and the purchase of property and equipment of $1.7 million, partially offset by proceeds from short-term investment maturities of $32.2 million.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2017, net cash provided by financing activities was $46.6 million, consisting of $45.4 million in proceeds from the first quarter 2017 public offering, proceeds of $13.5 million under a term loan under our new credit facility, proceeds of $28.3 million under the revolving line of credit under our new credit facility, $0.7 million of proceeds from the exercise of stock options and $0.4 million of proceeds from common stock purchases under our employee stock purchase plan, partially offset by payments of $20.3 million under the revolving line of credit under our new credit facility, principal payments of $20.0 million under our prior credit facility, a final payment fee of $1.2 million under our prior credit facility, debt issuance costs related to our new credit facility and shares repurchased for payment of taxes on stock awards.

During the six months ended June 30, 2016, net cash provided by financing activities was $0.3 million consisting of proceeds from common stock purchases under our employee stock purchase plan and the exercise of stock options.

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

In March 2017, we entered into a loan and security agreement, or Loan Agreement, with Oxford providing for a new credit facility. Under the terms of the new credit facility, we were able to borrow up to a total of $40.0 million in term loans in three tranches and up to $10.0 million under a revolving line of credit, subject to a borrowing base requirement. The first term loan of up to $13.5 million was borrowed immediately, in addition to $8.0 million under the revolving line of credit, and were used to repay then outstanding indebtedness of approximately $20.0 million under our prior credit facility, together with the final payment fee totaling $1.2 million. As of June 30, 2017, we had borrowed under the credit facility and had outstanding $13.5 million of term loan debt and $8.0 million of the available $10.0 million under the revolving line of credit. In connection with the Spirox acquisition, on July 13, 2017, we borrowed the remaining $26.5 million in term loans, bringing our total term loan borrowings to $40.0 million.

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

The Loan Agreement contains affirmative and negative covenants applicable to us and any subsidiaries and events of default, in each case subject to grace periods, thresholds and materiality qualifiers, as more fully described in the Loan Agreement. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and material governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on us incurring additional indebtedness, engaging in mergers, consolidations or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control. The events of default include, among other things, our failure to pay any amounts due under the new credit facility, a breach of covenants under the Loan Agreement, our insolvency, a material adverse change, the occurrence of a default under certain other indebtedness and the entry of final judgments against us in excess of a specified amount. If an event of default occurs, the lenders are entitled to take various actions, including the acceleration of amounts due under the credit facility, termination of the commitments under the credit facility and certain other actions available to secured creditors. We were in compliance with all required covenants as of June 30, 2017.

In connection with the Spirox acquisition, we entered into a First Amendment to Loan and Security Agreement with Oxford and the other lenders to the Loan Agreement, pursuant to which the parties thereto amended the Loan Agreement to add Spirox and Entellus Intermediate Sub, Inc., a wholly-owned subsidiary of the Company, as borrowers under the Loan Agreement (collectively, the “New Borrowers”). In addition, under the terms of such amendment, (i) the New Borrowers granted the lenders a first priority security interest in substantially all of their assets, other than their intellectual property and, under certain circumstances, more than 65% of their shares in any foreign subsidiary; (ii) the trailing revenue covenant contained in the Loan Agreement and the revenue requirement for the extension of the interest-only period were increased, in each case to account for the acquisition of Spirox; (iii) the securities of the New Borrowers were pledged to the lenders; (iv) deposit account control agreements were delivered with respect to the deposit accounts of the New Borrowers; and (v) we agreed to deliver certain consent and waiver documents pertaining to the assets of the New Borrowers within 30 days following the execution of the amendment.

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

There have been no changes in our significant accounting policies for the six months ended June 30, 2017 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet partnerships, arrangements or other relationships with unconsolidated entities or others, often referred to as structured finance or special-purpose entities that are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

The following table sets out, as of June 30, 2017, our contractual obligations due by period:

	Payments Due by Period
	Less Than	1-3	3-5	More Than
	1 Year	Years	Years	5 Years	Total
(in thousands)
Debt obligations (1)	$8,000	$5,625	$8,543	$—	$22,168
Operating lease obligations (2)	403	779	392	—	1,574
Total	$8,403	$6,404	$8,935	$—	$23,742
(1)

The total amount outstanding consists of principal amount of $13.5 million under a term loan and $8.0 million under a revolving line of credit under our new credit facility. The term loan assumes a 36-month amortization period for repayment of the debt. The term loan debt amount reflected in the table is inclusive of the final payment fee of 4.95% due with the final payment. As of June 30, 2017, we accrued less than $0.1 million related to this obligation.

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

Subsequent to the end of second quarter, on July 13, 2017, we acquired Spirox in exchange for $25.0 million in cash and 3.4 million in shares of our common stock, subject to certain adjustments, and future contingent consideration based on our net revenue from sales of Spirox’s LATERA device evaluated annually during the four-year period following the transaction. In connection with the Spirox acquisition, on July 13, 2017, we borrowed the remaining $26.5 million in term loans, bringing our total term loan borrowings to $40.0 million.

In connection with the Spirox acquisition, we assumed a lease for a facility, which expires in October 2021, in Redwood City, California.

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

Borrowings under our new credit facility bear interest at variable rates. Each term loan bears interest at a floating per annum rate equal to the greater of (1) 7.95% and (2) the sum of (i) the greater of (A) the 30-day U.S. LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (B) 0.77%, plus (ii) 7.18%.  Borrowings under the revolving line of credit, bear interest at a floating per annum rate of interest is equal to the greater of (1) 4.95% and (2) the sum of (i) the greater of (A) 30-day U.S. LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (B) 0.77%, plus (ii) 4.18%. As of June 30, 2017, $13.5 million of the term loan and $8.0 million of the $10.0 million available revolving line of credit were outstanding under our new credit facility. Based upon this debt level, a 100 basis point increase in the annual interest rate on such borrowings would have an immaterial impact on our interest expense on an annual basis.

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

Credit Risk

As of June 30, 2017, our cash and cash equivalents were maintained with financial institutions in the United States and United Kingdom, and our current deposits at certain of these institutions are likely in excess of insured limits.

Our accounts receivable primarily relate to revenue from the sale of our XprESS family of products and other products to hospitals, ASCs and physician offices. For the three and six months ended June 30, 2017, no single customer represented more than 5% of our revenue.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 22, 2017, we identified important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report on Form 10-Q. Other than the revised or new risk factors below, there has been no material change in our risk factors subsequent to the filing of our Annual Report. The risks described in our Annual Report and below are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

Our recent acquisition of Spirox involves significant risk. Our inability to successfully integrate and realize the anticipated benefits of this acquisition could adversely affect our operations and financial results.

On July 13, 2017, we acquired Spirox, a private company that develops, manufactures and markets the LATERA Absorbable Nasal Implant which is a minimally invasive option to treat nasal airway obstruction. While we are excited about this acquisition and believe it is in the best interest of our stockholders, it involves significant risk, including:

•	difficulties in integrating Spirox and its personnel and operations, including information technology, internal controls and other systems;
•	difficulties in integrating Spirox’s and our commercial organizations, including in particular distribution and sales representative arrangements;
•	difficulties or delays in realizing the anticipated benefits of the acquisition;
•

difficulties or delays in securing from private health insurers and CMS routine and adequate reimbursement associated with acquired product lines, such as for nasal surgery procedures using Spirox’s LATERA device;

•	diversion of our management’s time and attention from other business concerns;
•	difficulties in managing a larger company;
•	diversion of financial resources from current product development projects to Spirox’s LATERA device;
•	challenges due to limited or no direct prior management experience in a new market;
•	the potential loss of key employees, including in particular, sales and marketing and research and development personnel, of our company and Spirox;
•	the potential loss of key customers, distributors, representatives, vendors and other business partners who choose not to do business with our company post-acquisition of Spirox;
•	inability to effectively coordinate sales and marketing efforts to communicate our capabilities post-acquisition and coordinate sales organizations to sell our combined product portfolio;
•	inability to successfully develop new products and services on a timely basis that address our new market opportunities post-acquisition;
•	inability to compete effectively against companies already serving the broader market opportunities expected to be available to us post-acquisition;
•

difficulties in the assimilation of different corporate cultures, practices and sales and distribution methodologies, as well as in the assimilation and retention of geographically dispersed, decentralized operations and personnel;

•	difficulties in the consolidation of facilities, integration of Spirox’s accounting, human resources and other administrative functions;
•	future contingent consideration payments upon based on net revenue from sales of Spirox’s LATERA device;
•	incurrence of additional term debt to fund the initial consideration payment and the potential incurrence of additional indebtedness to fund future contingent consideration payments;
•	unanticipated costs, litigation and other contingent liabilities;

•	incurrence of acquisition and integration related costs, accounting charges, or amortization costs for acquired intangible assets;
•	potential write-down of goodwill, acquired intangible assets and/or deferred tax assets;
•

dilution as a result of the issuance of shares of our common stock as initial consideration and potential additional dilution in the event we issue additional common stock to fund the contingent consideration; and

•	additional legal, financial and accounting challenges and complexities in areas such as intellectual property, tax planning, cash management and financial reporting; and
•	lack of substantial clinical evidence regarding the efficacy of Spirox’s LATERA device.

If we do not achieve the contemplated benefits of our acquisition of Spirox, our business and financial condition may be materially impaired.

We may not achieve the desired benefits from our acquisition of Spirox. For any of the reasons described above and elsewhere in this report and even if we are able to successfully operate Spirox within our company, we may not be able to realize the revenue and other synergies and growth that we anticipate from the acquisition in the time frame that we currently expect, and the costs of achieving these benefits may be higher than what we currently expect, because of a number of risks, including, but not limited to:

•	the possibility that the acquisition may not further our business strategy as we expected;
•	the possibility that we may not be able to expand the reach and customer base for Spirox’s products or our products as expected; and
•	the possibility that the long-term assumptions and estimates upon which the purchase price was based may not be completely realized.

As a result of these risks, the Spirox acquisition may not achieve expected revenue synergies or contribute to our earnings as expected, or at all, and we may not achieve the other anticipated strategic and financial benefits of the transaction.

Because Spirox was a private company, its fair market value was difficult to accurately determine.

The lack of a public market for Spirox’s capital stock may have made it more difficult to determine its fair market value than if Spirox was a public company. The value ascribed to Spirox’s securities in other contexts may not be indicative of the price at which its securities would have traded if they were traded on a public market. The consideration to be paid to Spirox stockholders was determined based on negotiations between the parties and likewise may not be indicative of the price at which Spirox’s securities would have traded if they were traded on a public market.

Because Spirox was a private company and not subject to internal control over financial reporting requirements, it may require significant resources and management attention to integrate Spirox into our company-wide effective internal controls.

Upon our acquisition of Spirox, it became a wholly-owned and indirect subsidiary of our consolidated company and must comply with the Sarbanes-Oxley Act of 2002 (“SOX”) and the rules and regulations subsequently implemented by the SEC and the Public Company Accounting Oversight Board. We will need to ensure that effective disclosure controls as well as internal controls and procedures for financial reporting are established and maintained.  In addition to diverting the attention of management to manage and implement these controls and procedures, our costs related to such compliance, as well as legal and regulatory compliance, may increase.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and to effectively prevent fraud. The integration of acquired businesses is likely to result in our systems and controls becoming increasingly complex and more difficult to manage. We devote significant resources and time to comply with the internal control over financial reporting requirements of SOX. However, we cannot be certain that these measures will ensure that we design, implement and maintain adequate control over our financial processes and reporting in the future, especially in the context of acquisitions of other businesses such as Spirox. Any difficulties in the assimilation of acquired businesses into our control system could harm our operating results or cause us to fail to meet our financial reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock and our access to capital.

If clinical studies of our products do not produce results necessary to support regulatory clearance or approval in the United States or elsewhere, we will be unable to expand the indications for or commercialize them. In addition, if clinical studies of our products do not produce results necessary to support third-party reimbursement or drive market adoption of our products, we will be unable to successfully commercialize them.

We are currently conducting several clinical studies, including two post-market clinical studies involving Spirox’s LATERA device. In addition, we will likely need to conduct additional clinical studies in the future to support clearance for new indications for our existing products or new product lines, or for the approval of the use of our products in some foreign countries, or to support third-party reimbursement or drive market adoptions of our products. Clinical testing can take many years, can be expensive and carries uncertain outcomes. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons.

Clinical failure can occur at any stage of testing. Success in pre-clinical testing and early clinical trials does not always ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and studies. Our clinical studies may produce negative or inconclusive results, and we may decide, or regulators, insurance companies or physicians may require us, to conduct additional clinical and non-clinical testing in addition to those we have planned. Our failure to adequately demonstrate the safety and efficacy of any of our devices would prevent receipt of regulatory clearance or approval and, ultimately, the commercialization of that device or indication for use. Even if our future products are cleared in the United States, commercialization of our products in foreign countries would require approval by regulatory authorities in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials. Even if our products are approved, we may be required to conduct additional post-market clinical studies or other clinical studies to support third-party reimbursement or drive market adoptions of our products. If any of these clinical studies are unsuccessful, this could have an adverse impact on our business.

If the third parties on which we rely to conduct our clinical trials and to assist us with clinical development do not perform as contractually required or expected, we may not be able to obtain regulatory clearance or approval for or commercialize our products.

We often must rely on third parties, such as contract research organizations, medical institutions, clinical investigators, and contract laboratories to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements, or for other reasons, our pre-clinical and clinical development activities or clinical trials may be extended, delayed, suspended, or terminated, and we may not be able to obtain regulatory clearance or approval for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results, and prospects may be adversely affected. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control.

We intend to pursue additional acquisitions of, or joint ventures relating to, complementary businesses, products or technologies, which acquisitions are risky and may harm our business and operating results.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and advances in technologies. Accordingly, we have pursued and may continue to pursue acquisitions of, or joint ventures relating to, complementary businesses, products or technologies instead of developing them ourselves. Our ability to grow through acquisitions will depend, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions; our ability to compete effectively for acquisition candidates; and the availability of capital and personnel to complete such acquisitions and run the acquired business effectively. Although we just completed the Spirox acquisition, we do not know if we will be able to successfully complete any future acquisitions or joint ventures. In July 2017, we acquired Spirox. In June 2016, we acquired and entered into an exclusive license for the XeroGel™ assets with CogENT Therapeutics, LLC. There are risks and uncertainties involved in our acquisitions of Spirox and XeroGel and any future acquisitions we may complete including:

•	the integration may take longer, be more difficult, time-consuming or costly to accomplish than expected;
•	business disruption and distraction after the transaction, including adverse effects on employee retention, our sales channel, and on business relationships with third parties;
•	diversion of management's attention;
•	inability to effectively manage our expanded operations;
•	imposition of regulatory action on our business;
•	inability to accurately assess and account for the development of competitors’ products;

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

•

incorrect estimates made in the accounting for acquisitions, incurrence of non-recurring charges, and write-off of significant amounts of goodwill or other assets that could adversely affect our operating results; and

•

difficulties or delays in securing from private health insurers and CMS routine and adequate reimbursement associated with acquired product lines, such as for nasal surgery procedures using Spirox’s LATERA device.

With respect to our recent acquisition of Spirox and our acquisition of XeroGel last year, management has made certain assumptions including those related to projections of future revenue and the amount of goodwill and intangible assets purchased. While management has made these assumptions in good faith and believes them to be reasonable, the assumptions may turn out to be materially inaccurate, including for reasons beyond our control. If these assumptions are incorrect we may change or modify them, which could have an adverse effect on our financial condition or results of operations.

Additionally, in connection with the acquisition of Spirox and our acquisition of XeroGel, we have recorded or expect to record in the case of Spirox, intangible assets, including goodwill. On an ongoing basis, we will evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have an adverse effect on our results of operations in the period in which the write-off occurs.

Also, some acquisitions, including our recent acquisition of Spirox, may require the consent of the lender under our credit facility or any other future agreements and we cannot predict whether the lender would approve such acquisitions or the terms on which the lender would approve any such acquisitions. These and other risks could be heightened if we complete a large acquisition or multiple acquisitions within a relatively short period of time.

We have outstanding indebtedness under a loan and security agreement with Oxford Finance LLC. We may not be able to generate sufficient future cash flow from our operations to service this indebtedness, and we may incur additional indebtedness in the future, which could adversely affect our business, financial condition and operating results.

On March 31, 2017, we entered into a loan and security agreement with Oxford Finance LLC for a new credit facility. Under the terms of the new credit facility, we may borrow up to a total of $40.0 million in term loans in three tranches and up to $10.0 million under a revolving line of credit, subject to a borrowing base requirement. As of June 30, 2017, we had $13.5 million of debt outstanding pursuant to a term loan and $8.0 million of debt outstanding pursuant to the revolving line of credit. In connection with the Spirox acquisition, on July 13, 2017, we borrowed the remaining $26.5 million in term loans, bringing our total term loan borrowings to $40.0 million. After a period of interest-only payments through April 1, 2019 or, under certain circumstances, through April 1, 2020, we will be required to make monthly payments of principal and interest under the term loans. Interest on amounts outstanding under the term loans and the revolving line of credit accrues at a rate equal to the higher of a specified fixed rate or a variable rate.  If we are subject to the variable rate, and if interest rates increase, our variable rate debt will create higher debt service requirements, which could adversely affect our cash flows. The term loans mature and all amounts borrowed under the credit facility, including the revolving line of credit, become due and payable on March 1, 2022. We will be required to pay a final payment fee on the term loans, and if we repay the amounts borrowed under any term loan prior to maturity, a prepayment fee. The indebtedness under the credit facility is secured by a first priority security interest in substantially all of our assets, other than our intellectual property and, under certain circumstances, more than 65% of our shares in any foreign subsidiary.

With our recent borrowings to funder the Spirox acquisition, we have substantially increased our outstanding indebtedness in comparison to that of our company on a recent historical basis, which could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense.  We also expect to incur various costs and expenses associated with the financing. The amount of cash required to pay interest on our increased indebtedness levels puts demands on our cash resources. Our increased indebtedness also reduces funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels.  If we do not achieve the expected benefits and cost savings from the Spirox acquisition, or if our financial performance does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.

Our ability to make payments on our indebtedness under the credit facility when due, and, if necessary, to refinance, our indebtedness, and our ability to fund planned capital expenditures, contingent consideration, contractual cash obligations, sales and marketing and research and development efforts, working capital, future acquisitions, and other general corporate purposes depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors, some of which are beyond our control. If we do not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to pay our indebtedness when due, or to fund our liquidity needs, we may be forced to refinance all or a portion of our indebtedness on or before the maturity date thereof, sell assets, reduce or delay capital expenditures, seek to raise additional capital, or take other similar actions. We may not be able to execute any of these actions on commercially reasonable terms or at all. Our ability to refinance our indebtedness will depend on our financial condition at the time, the restrictions in the loan and security agreement governing our indebtedness, and other factors, including market conditions. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would likely have an adverse effect, which could be material, on our business, financial condition and operating results. In addition, in the event of a default under the loan and security agreement, the lenders may accelerate amounts borrowed under the loan and security agreement and could seek to enforce security interests in our assets securing such indebtedness, including restricting our access to collections on our accounts receivable. Any acceleration of amounts due under the loan and security agreement or the exercise by the lenders of their rights thereunder, could have a material adverse effect on our business, financial condition and operating results.

The loan and security agreement contains covenants that could restrict our ability to conduct our business, take advantage of business opportunities and respond to changing business, market and economic conditions.

The loan and security agreement includes a number of significant financial and operating restrictions. For example, the loan and security agreement requires us to achieve certain trailing 12-month revenue thresholds and contains provisions that restrict our ability, subject to specified exceptions, to, among other things:

•	incur additional indebtedness;
•	engage in mergers, consolidations or acquisitions;
•	consummate certain changes of control;
•	sell assets;
•	make investments;
•	create liens or other encumbrances on our assets; or
•	pay dividends or make other distributions.

Although we were in compliance with all affirmative and negative covenants in the loan and security agreement as of June 30, 2017, no assurance can be provided that we will continue to comply with such covenants in the future. Our failure to comply with the covenants and other provisions of the loan and security agreement could result in an event of default, which could require the immediate repayment of our outstanding indebtedness under the loan and security agreement and cause the lenders to seek to enforce their security interests in the assets securing such indebtedness.

In addition, our indebtedness, combined with our financial obligations and contractual commitments under the loan and security agreement, could have other important consequences. For example, it could:

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
•

limit our ability to borrow additional amounts for working capital, capital expenditures, contractual obligations, sales and marketing and research and development efforts, acquisitions, debt service requirements, execution of our business strategy or other purposes.

Any of these factors could materially and adversely affect our business, financial condition and operating results.

We may need additional funding and may be unable to raise capital when needed, which could force us to delay or reduce our commercialization efforts or product development programs.

We believe that our existing cash and cash equivalents and anticipated revenue and remaining borrowing availability under our revolving line of credit will be sufficient to meet our capital requirements and fund our operations for at least 24 months. Further capital requirements may be required to fund any contingent consideration to be paid to the former Spirox equity holders. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. In addition, all borrowings under the loan and security agreement are subject to the satisfaction of customary conditions, including the absence of a default, the accuracy of representations and warranties in all material respects and the absence of a material adverse change. In addition, future borrowings under the line of credit under the loan and security agreement are conditioned upon our delivery of an updated borrowing base certificate. Our future funding requirements will depend on many factors, including:

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

The sale or issuance of a significant number of shares of our common stock could cause the market price of our common stock to decline.

In connection with our acquisition of Spirox, we issued 3.4 million shares of our common stock in addition to cash as initial consideration at the closing of the acquisition and we may issue additional common stock to fund any contingent consideration, subject to compliance with applicable law and the Listing Rules of the NASDAQ Stock Market. Such share issuances dilute our stockholders. In addition, although the shares issued in connection with the acquisition are “restricted securities” under the federal securities laws and unable to be resold into the open market for a period of time, we agreed in the merger agreement to file a resale shelf registration statement to register for resale under the federal securities laws the shares of our common stock issued in connection with the acquisition. Although all equity holders of Spirox that received shares of our common stock are subject to lock-up agreements preventing them from selling a certain percentage of our common stock received at closing for the first three, six and twelve months following closing, certain of those equity holders may decide not to hold the shares of our common stock they receive to the extent permitted. Other equity holders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of our common stock that they receive in the acquisition as soon as permitted. Such sales of our common stock could have the effect of depressing the market price for our common stock and may take place promptly following the expiration of the respective lock-up periods, or promptly upon receipt with respect to any shares issued as contingent consideration.

Further, if we raise additional funds by issuing equity securities, our stockholders would experience dilution. In March 2016, we filed, and the SEC declared effective, an unallocated, or “universal,” shelf registration statement on Form S-3 which permits us to offer and sell, from time to time, on a continuous or delayed basis in the future, up to $100 million of equity, debt or other types of securities described in the registration statement, or any combination of such securities, in one or more future public offerings, and permits certain selling stockholders to sell up to 3 million shares of our common stock from time to time in one or more offerings.

We used this shelf registration statement to sell approximately 2.9 million shares of common stock in a public offering in the first quarter of 2017, in addition to approximately 1.2 million shares of common stock sold by certain selling stockholders in the offering. This offering diluted our stockholders and any additional offerings under this shelf registration statement may further dilute our stockholders.

We received a warning letter from the FDA, which could have a material adverse effect on our business.

In April 2017, we received a warning letter from the FDA related to two observed non-conformities relating to our prospective, multicenter study of children with chronic rhinosinusitis treated with the XprESS Multi-Sinus Dilation System. As previously disclosed, in September 2016, the FDA issued a Form 483, List of Inspectional Observations containing two observations related to study deviations which occurred when some physicians decided due to medical necessity to treat sinuses outside of the scope of the study protocol, thereby avoiding the need for a follow-on procedure. The FDA warning letter acknowledges the actions already taken by us to address the observations and requires us to notify the parents/guardians of the subjects under the age of 12 who received treatment of the frontal and sphenoid sinuses that they were not treated according to the FDA approved protocol or IRB approved informed consent form. We completed such notifications within the deadline imposed by the FDA. The warning letter does not restrict production or shipment of our products or require the withdrawal of any products from the marketplace. Nor does it restrict our ability to seek 510(k) clearance of products. We take these matters seriously, will respond timely and fully to the FDA’s requests, and believe that the FDA’s concerns can be resolved expeditiously, readily and without any material impact on our business or financial results. However, we cannot give any assurances that the FDA will be satisfied with our response to the warning letter or to the expected date of resolution of matters included in the warning letter. In addition, no assurance can be provided that the warning letter will not have a material adverse effect on our business or financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2017, we did not sell any equity securities of ours that were not registered under the Securities Act of 1933, as amended.

Use of Proceeds

On January 28, 2015, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-201237), as amended, filed in connection with our initial public offering. Pursuant to the Registration Statement, as well as the Registration Statement on Form S-1 (File No. 333-201741) filed on January 28, 2015 to register additional securities, we issued and sold an aggregate of 5,294,117 shares of our common stock at a price to the public of $17.00 per share (including 690,537 shares sold pursuant to an option granted to the underwriters).The offering commenced as of January 28, 2015 and did not terminate before all of the securities registered in the Registration Statements were sold on February 3, 2015. The syndicate of underwriters was led by Merrill Lynch, Pierce, Fenner & Smith Incorporated and Piper Jaffray & Co. as joint book-running managers and William Blair and Canaccord Genuity acted as co-managers. We raised approximately $81.0 million in net proceeds after deducting $6.3 million in underwriting discounts and commissions and $2.7 million in other offering expenses. As of June 30, 2017, we have used $38.2 million of the proceeds from our initial public offering to fund product development and clinical research expenses, sales, marketing, working capital and general corporate purposes and $11.0 million of such proceeds to pay the XeroGel acquisition purchase price. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses and to non-employee directors as compensation for board committee service. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated January 28, 2015, filed with the SEC pursuant to Rule 424(b).

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

ENTELLUS MEDICAL, INC.

Date: August 4, 2017	By:	/s/ Robert S. White
Robert S. White
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2017	By:	/s/ Brent A. Moen
Brent A. Moen
Chief Financial Officer
(Principal Financial and Accounting Officer)

ENTELLUS MEDICAL, INC.

Quarterly Report on Form 10-Q

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Entellus Medical, Inc.	8-K	001-36814	3.1	02/03/15

3.2	Amended and Restated Bylaws of Entellus Medical, Inc.	8-K	001-36814	3.2	02/03/15

10.1	Loan and Security Agreement, dated as of March 31, 2017, among Oxford Finance LLC, the lenders listed therein and Entellus Medical, Inc.	8-K	001-36814	10.1	04/06/17

10.2	First Amendment to Loan and Security Agreement dated as of July 13, 2017 among Oxford Finance LLC, the Lenders thereto, Entellus Medical, Inc., Entellus Intermediate Sub, Inc. and Spirox, Inc.	8-K	001-36814	10.1	07/14/17

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith
**	Furnished herewith