Form 10-Q
period 2017-09-30
ENTELLUS MEDICAL INC
filed 2017-11-03
CIK 1374128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

On November 1, 2017, there were 25,474,059 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

ENTELLUS MEDICAL, INC.

As used in this report, the terms “we,” “us,” “our,” “Entellus” and the “Company” mean Entellus Medical, Inc. and our consolidated wholly owned subsidiaries, unless the context indicates another meaning.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements under the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues,” similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) and the use of future dates identify forward-looking statements in this report. Forward-looking statements contained in this report include, but are not limited to, statements related to:

•	estimates of our future revenue, expenses, capital requirements and our needs for additional financing and our ability to obtain additional financing in the future, on favorable terms or at all;
•	the implementation of our business model, strategic plans for our products, technologies and businesses and ability to obtain success with respect to our key initiatives;
•	our ability to manage and grow our business by expanding our sales to existing customers or introducing our products to new customers;
•	the effect of our recent acquisition of Spirox, Inc., or Spirox, on our operating results and business; and
•	our expectations regarding the use of proceeds from our initial public offering and subsequent public offering.

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
•

our ability to achieve success with respect to the following key initiatives: (1) enhanced productivity of our sales force; (2) account development activities; (3) global expansion; (4) new products and indications; and (5) integration of the Spirox sales force and operations;

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
•

failure or delay in obtaining U.S. Food and Drug Administration, or FDA, or other regulatory approvals for our products or the effect of FDA or other regulatory actions on our operations, including risks associated with the FDA warning letter that we received in April 2017;

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

•	our ability to manage our anticipated growth;
•	risk associated with our clinical studies;
•	the risk of future product recalls, product liability claims and litigation and inadequate insurance coverage relating thereto;
•	challenges to our intellectual property rights or inability to defend our products against the intellectual property rights of others;
•	the loss of key suppliers, which may result in our inability to meet customer orders for our products in a timely manner or within our budget;
•	risks associated with our manufacturing operations;
•	failures of, interruptions to, or unauthorized tampering with, our information technology systems;
•	the adverse effect of extreme weather conditions on our revenues and operating results, including recent hurricanes;
•	the adequacy of our capital resources and our ability to raise additional financing when needed and on favorable terms, especially in light of anticipated future contingent consideration payments;
•	risks associated with our outstanding indebtedness and loan and security agreement with Oxford Finance LLC; and
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

For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition, or operating results, see Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and Item 1A of Part II of this report under the headings “Risk Factors.” The risks and uncertainties described above and in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and Item 1A of Part II of this report under the headings “Risk Factors” are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our business, financial condition or operation results, may emerge from time to time. Readers are urged to consider these factors carefully in evaluating these forward-looking statements. Readers should also carefully review the risk factors described in other documents that we file from time to time with the Securities and Exchange Commission, or the SEC. Our forward-looking statements in this report speak only as of the date of this report. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENTELLUS MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	September 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$51,452	$21,417
Short-term investments	—	10,845
Accounts receivable, net of allowance for doubtful accounts and sales returns of $649 and $308, respectively	18,320	13,556
Inventories	8,618	7,226
Prepaid expenses and other current assets	2,300	1,862
Total current assets	80,690	54,906
Property and equipment, net	8,317	6,487
Intangible assets, net	89,630	9,840
Goodwill	62,772	477
Other non-current assets	427	379
Total assets	$241,836	$72,089
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,821	$2,796
Accrued expenses	12,929	13,005
Current portion of contingent consideration	17,426	—
Revolving credit facility	7,943	—
Current portion of long-term debt	—	9,118
Total current liabilities	42,119	24,919
LONG-TERM LIABILITIES
Long-term debt, less current portion, net of debt issuance costs of $329 and $116, respectively	39,671	10,766
Contingent consideration, less current portion	35,493	—
Other non-current liabilities	273	959
Total liabilities	117,556	36,644
COMMITMENTS AND CONTINGENCIES (See Note N)
STOCKHOLDERS' EQUITY (see Note J)
Preferred stock, $0.001 par value per share:
Authorized shares: 10,000 at September 30, 2017 and December 31, 2016 Issued and outstanding shares: none	—	—
Common stock, $0.001 par value per share:
Authorized shares: 200,000 at September 30, 2017 and December 31, 2016; Issued and outstanding shares: 25,448 and 18,908 at September 30, 2017 and December 31, 2016, respectively	25	19
Additional paid-in capital	294,740	186,370
Accumulated other comprehensive loss	(76)	(156)
Accumulated deficit	(170,409)	(150,788)
Total stockholders' equity	124,280	35,445
Total liabilities and stockholders' equity	$241,836	$72,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTELLUS MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue	$23,329	$17,880	$64,575	$53,512
Cost of goods sold	6,555	4,648	17,287	13,107
Gross profit	16,774	13,232	47,288	40,405
Operating expenses
Selling and marketing	18,457	15,364	49,743	41,857
Research and development	4,653	2,047	8,881	5,832
General and administrative	5,043	4,698	13,964	12,183
Amortization of intangible assets	1,957	109	2,313	111
Acquisition-related expenses	3,865	—	5,059	300
Total operating expenses	33,975	22,218	79,960	60,283
Loss from operations	(17,201)	(8,986)	(32,672)	(19,878)
Other income (expense)
Interest income	117	75	286	228
Interest expense	(1,018)	(562)	(2,029)	(1,686)
Other non-operating expense	(20)	(12)	(82)	(42)
Loss before income tax expense	(18,122)	(9,485)	(34,497)	(21,378)
Income tax benefit (expense)	14,882	(34)	14,876	(34)
Net loss	$(3,240)	$(9,519)	$(19,621)	$(21,412)
Other comprehensive loss
Unrealized (loss) gain on short-term investments, net of tax	—	(39)	(1)	26
Foreign currency translation gain (loss)	34	(28)	81	(123)
Comprehensive loss	$(3,206)	$(9,586)	$(19,541)	$(21,509)
Net loss per share, basic and diluted	$(0.13)	$(0.50)	$(0.87)	$(1.14)
Weighted average common shares outstanding, basic and diluted	24,944	18,855	22,595	18,827

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTELLUS MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(19,621)	$(21,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,800	1,201
Amortization of intangible assets	2,313	111
Amortization, other	88	158
Fair value adjustment to contingent consideration	2,329	—
Deferred taxes, net	(14,876)	34
Acquired inventory fair value adjustment recognized	326	53
Stock-based compensation	5,892	4,060
Other	601	423
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivables	(3,448)	(1,454)
Inventories	(924)	(2,057)
Prepaid expenses and other current assets	493	656
Other non-current assets	297	(283)
Accounts payable	(235)	1,834
Accrued expenses	(1,936)	3,393
Net cash used in operating activities	(26,901)	(13,283)
Cash flows from investing activities:
Purchase of property and equipment	(2,603)	(3,469)
Spirox acquisition	(24,778)	—
XeroGel acquisition	—	(11,000)
Purchase of investments	—	(32,182)
Proceeds from maturities of short-term investments	10,837	46,339
Net cash used in investing activities	(16,544)	(312)
Cash flows from financing activities:
Proceeds from revolving credit facility	48,145	—
Payments on revolving credit facility	(40,202)	—
Proceeds from long-term debt	40,000	—
Payments of term debt	(20,000)	—
Payment of debt fees	(1,206)	—
Payment of debt issuance costs	(132)	—
Proceeds from stock plans	1,622	372
Proceeds from public offering, net of issuance costs	45,361	—
Net cash provided by financing activities	73,588	372
Effect of exchange rate changes on cash and cash equivalents	(108)	(89)
Net increase (decrease) in cash and cash equivalents	30,035	(13,312)
Cash and cash equivalents - beginning of period	21,417	28,548
Cash and cash equivalents - end of period	$51,452	$15,236
Supplemental cash flow information:
Cash paid for interest	$1,549	$1,410
Non-cash transactions related to investing and financing activities:
Issuance of stock related to acquisition	$55,502	$—
Contingent consideration for acquisition	$50,590	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENTELLUS MEDICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A.	BASIS OF PRESENTATION

Financial Statement Preparation

The financial statements of Entellus Medical, Inc. and its subsidiaries (collectively, the “Company” or “Entellus”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

The interim financial data as of September 30, 2017 is unaudited and is not necessarily indicative of the results for a full year. In the opinion of the Company’s management, the interim data includes only normal and recurring adjustments necessary for a fair statement of the Company’s financial results for the three and nine months ended September 30, 2017 and 2016. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations relating to interim financial statements. Certain amounts reported in the condensed consolidated financial statements for the previous reporting periods have been reclassified to conform to the current period presentation.

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 that has been filed with the SEC.

Spirox Acquisition

On July 13, 2017, the Company completed its previously announced acquisition of Spirox, Inc (“Spirox”). Spirox was a privately held medical device company that develops, manufactures and markets the Latera Absorbable Nasal Implant which is a minimally invasive option to treat nasal airway obstruction. Pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 6, 2017, Stinger Merger Sub Inc., an indirect wholly-owned subsidiary of the Company (“Merger Sub”), merged with and into Spirox, with Spirox continuing as the surviving entity and an indirect wholly-owned subsidiary of the Company (the “Spirox Acquisition”).

In the transaction, the Company paid $24.8 million in cash and issued approximately 3.4 million in shares of its common stock with an approximate combined fair value of $80.3 million, subject to certain adjustments and as calculated pursuant to the calculation methodology set forth in the Merger Agreement. The Company common stock issued in connection with the Spirox Acquisition is subject to a lock-up agreement for a period of (i) three months from the date of closing of the Spirox Acquisition in the case of 25% of the shares, (ii) six months from the date of closing of the Spirox Acquisition in the case of an additional 25% of the shares and (iii) 12 months in the case of the remaining shares. Of the $24.8 million cash consideration, $7.5 million was deposited with an escrow agent to fund payment obligations with respect to the working capital adjustment and post-closing indemnification obligations of Spirox’s former equity holders. Under the terms of the Merger Agreement, the Company has agreed to pay additional contingent consideration to Spirox’s former equity holders based on the Company’s annual revenue growth from sales of Spirox’s Latera device and related products during the four-year period following the Spirox Acquisition. Related products include subsequent versions of the Latera device and any other device that treats nasal valve collapse or nasal lateral wall insufficiency by increasing the mechanical strength of the nasal lateral wall using a synthetic graft.

The Company has the discretion to pay the contingent consideration in shares of its common stock or cash, subject to compliance with applicable law and the Listing Rules of the NASDAQ Stock Market. A portion of the contingent consideration will be subject to certain rights of set-off for any post-closing indemnification obligations of Spirox’s equity holders. Because the contingent consideration arrangement (a) embodies a conditional obligation and is not an outstanding share, (b) may be settled by delivering a variable number of common shares, and (c) has a monetary value, at inception, that is based on variations in something other than the Company’s stock price, the obligation is classified as a liability under the classification guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity. Any subsequent changes to the contingent consideration will be reflected in the Company’s consolidated statements of operations. Although there is no cap on the amount of contingent consideration earn-out that could be paid, the Company does not expect the cumulative undiscounted payments to exceed $80.0 million over the four-year period.

All options and warrants to acquire shares of Spirox stock were terminated in connection with the Spirox Acquisition and the holders thereof have been entitled to receive the merger consideration that would have been payable to such holders had they exercised their vested options and warrants in full immediately prior to the effective time of the Spirox Acquisition, less the applicable exercise price of such vested options and warrants. See Note C. Business Acquisition.

Valuation adjustments to future contingent consideration due to the former equity holders of Spirox along with transaction and integration costs related to the Company’s 2017 acquisition of Spirox and 2016 acquisition of XeroGel are presented as “Acquisition-related expenses” on the condensed consolidated statements of operations.

Following the Spirox Acquisition, Company management evaluated the combined operations in light of the guidance provided by ASC 280 Segment Reporting, and determined it will continue to report its financial information in one reportable segment.  Spirox’s products represent an extension of the Company’s legacy business, and the Company is integrating Spirox’s sales force and operations into its existing operating segment. Going forward, discrete financial information concerning Spirox’s operating income and cash flows will no longer be available. The chief operating decision maker, who is the Company’s Chief Executive Officer, will regularly review consolidated financial information in deciding how to allocate resources and assess performance.

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

Significant Accounting Policies

There have been no changes in the Company’s significant accounting policies for the three and nine months ended September 30, 2017, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  In addition to those policies, the following significant accounting policy was adopted in connection with the Spirox Acquisition:

Valuation of Business Combinations

The fair value of consideration, including contingent consideration, transferred in acquisitions accounted for as business combinations is first allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Any excess purchase consideration is allocated to goodwill. Further, for those arrangements that involve liability classified contingent consideration, the Company records a liability equal to the fair value of the estimated additional consideration we may be obligated to make in the future on the date of acquisition. Liability classified contingent consideration is adjusted to its fair value each reporting period through earnings. Acquisition transaction costs are expensed as incurred.

The fair value of identifiable intangible assets requires management estimates and judgments based on market participant assumptions. Using alternative valuation assumptions, including estimated revenue projections, growth rates, cash flows, discount rates, estimated useful lives, and probabilities surrounding the achievement of milestones could result in different fair value estimates of our net tangible and intangible assets and related amortization expense in current and future periods.

Contingent consideration is remeasured to fair value each reporting period using projected revenues, discount rates, and projected payment dates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Increases or decreases in the fair value of the contingent consideration can result from changes in the timing and amount of revenue estimates as well as changes in discount periods and rates. Because the fair value of contingent consideration is based on management assumptions and not observable market inputs, it is considered a Level 3 measurement. Contingent consideration valuation adjustments are recorded as operating expenses or income in the period in which the change is determined.

The Company’s accounting policy is to utilize deferred tax liabilities created through purchase accounting to first offset acquired deferred tax assets. The Company then utilizes any residual net deferred tax liability as a source of taxable income that can be used to support an equivalent amount of the Company’s existing deferred tax assets.

NOTE B.	RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company has performed a review of the requirements of the new guidance and has identified which of its revenue streams will be within the scope of ASU 2014-09.  The Company is working through an adoption plan which includes a review of customer contracts, applying the five-step model of the new standard to each revenue stream and comparing the results to its current accounting; an evaluation of the method of adoption; and assessing changes that might be necessary to information technology systems, processes, and internal controls to capture new data and address changes in financial reporting. Because of the nature of the work that remains, at this time the Company is unable to reasonably estimate the impact of adoption of ASU 2016-08 and ASU 2014-09 on its consolidated financial statements.

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

NOTE C.	BUSINESS ACQUISITION

On July 13, 2017, Entellus completed the Spirox Acquisition. See Note A. Basis of Presentation - Spirox Acquisition, for details of the transaction.

The Spirox Acquisition has been accounted for as a business combination, and assets acquired and liabilities assumed were recorded at their estimated fair values as of July 13, 2017, the date of the acquisition. Goodwill as of the acquisition date is measured as the excess of consideration transferred, which is also generally measured at fair value or the net acquisition date fair values of the assets acquired and the liabilities assumed. Total consideration transferred was $130.9 million and consisted of the preliminary purchase price of $80.3 million, consisting of $24.8 million cash and approximately 3.4 million shares of Entellus common stock (at a closing stock price on July 13, 2017 of $17.69 subject to certain discounts for the lock-up period resulting in an implied price of $16.27), and $50.6 million related to the fair value of potential additional earn-out payments based on Entellus’s net revenue from sales of Spirox’s Latera™ device, subsequent versions thereof and any other device that treats nasal valve collapse or nasal lateral wall insufficiency by increasing the mechanical strength of the nasal lateral wall through the use of a synthetic graft, evaluated annually during the four-year period following the Spirox Acquisition.

The acquisition has been accounted for in accordance with ASC 805, Business Combinations, with identifiable assets acquired and liabilities assumed recorded at their estimated fair values on the acquisition date. A valuation of the assets and liabilities from the business acquisition was performed utilizing costs, income and market approaches resulting in $68.6 million allocated to identifiable net assets. The allocation of the purchase price is preliminary pending the finalization of the fair value of the acquired assets and liabilities assumed, including acquired deferred income tax assets and liabilities and assumed income and non-income based tax liabilities. As of the acquisition date, the purchase price assigned to the acquired assets and assumed liabilities is summarized as follows:

(in thousands)	Purchase Price Allocation
Accounts and other receivables	$1,440
Prepaid expenses and other current assets	925
Inventory	647
Property and equipment	1,257
Intangible assets	82,103
Other non-current assets	219
Total assets acquired	86,591
Accounts payable	1,297
Accrued expenses and other current liabilities	1,835
Deferred tax liabilities	14,884
Total liabilities assumed	18,016
Identifiable net assets acquired	68,575
Goodwill	62,295
Net assets acquired and purchase price consideration	$130,870

As a result of recording the assets and liabilities at fair market value for GAAP purposes, but receiving primarily carryover basis for tax purposes in the acquisition, the Company recorded a deferred tax liability of $14.9 million.

The goodwill of $62.3 million resulting from the acquisition is the excess of the purchase price over the fair value of the net assets acquired. The goodwill recorded as part of the acquisition primarily reflects the value of strengthening the Company’s strategy of offering less invasive treatment options to ENT physicians while driving procedure volumes to more cost-effective sites of care, thus meaningfully enhancing the Company’s market opportunity and growth potential. Goodwill also reflects the value of the assembled workforce as well as the value to be realized through cost synergies and integration of product lines. None of the goodwill recognized is deductible for income tax purposes as it was a stock acquisition, and as such, no deferred taxes have been recorded related to goodwill.

Revenue of $3.1 million and a net operating loss of $6.1 million attributable to the acquisition is included in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2017. Included in the operating loss for the three and nine months ended September 30, 2017 is amortization expenses of $1.8 million related to identifiable intangible assets acquired in the transaction and the full recognition of the $0.3 million of fair value adjustment of acquired inventory.

The following summarizes the intangible assets acquired, excluding goodwill. Intangible assets are amortized using methods that approximate the pattern of economic benefit provided by the utilization of the assets.

	Gross Carrying Value	Amortization Term
	(in thousands)	(in years)
Developed technology	$73,930	10.4
Trade names and trademarks	4,630	10.4
Customer relationships	3,500	12.0
Non-competition arrangements	43	3.0
Total	$82,103

Contingent consideration is a Level 3 fair value measurement, remeasured to fair value each reporting period using projected revenues, discount rates, and projected payment dates. The Company recorded a $2.3 million valuation adjustment to the contingent consideration liability for the three and nine months ended September 30, 2017 due to the passage of time (i.e., accretion) as shown on the following Level 3 rollforward:

(in thousands)	Contingent Consideration
Fair value on July 13, 2017 (acquisition date)	50,590
Valuation adjustment	2,329
Fair value on September 30, 2017	$52,919

The following supplemental pro forma information presents the financial results of the Company for the three and nine months ended September 30, 2017 and 2016, as if the acquisition of Spirox had occurred on January 1, 2016. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2016, nor are they indicative of any future results. The fiscal 2016 three and nine month pro forma financial information includes adjustments for additional amortization expense on intangible assets of $2.0 million and $6.1 million and additional interest expense on debt used to finance the transaction of $0.7 million and $2.0 million, respectively.  The fiscal 2017 three and nine month pro forma information includes adjustments for the removal of transaction costs of $11.4 million and $12.6 million and net severance and other compensation costs of $1.3 million and $2.0 million, partially offset by additional amortization expense on intangible assets of $1.7 million and $6.0 million and additional interest expense of $0.1 million and $1.4 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions except per share data)	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Revenue	$23.7	$18.6	$69.8	$54.3
Net loss	(3.9)	(15.7)	(33.4)	(39.5)
Net loss per share, basic and diluted	$(0.15)	$(0.71)	$(1.34)	$(1.78)

Total acquisition-related expenses associated with the Spirox Acquisition aggregated $3.9 million and $5.1 million for the three and nine months ended September 30, 2017, respectively.

NOTE D.	COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

	September 30,	December 31,
(in thousands)	2017	2016
Finished goods	$4,256	$3,562
Work-in-process	1,260	536
Raw materials	3,102	3,128
Total	$8,618	$7,226

Property and Equipment

	September 30,	December 31,
(in thousands)	2017	2016
Furniture and office equipment	$992	$873
Computer hardware and software	3,717	2,831
Laboratory equipment	6,348	4,336
Tooling and molds	1,525	1,512
Leasehold improvements	2,488	2,006
	$15,070	$11,558
Less accumulated depreciation	(7,122)	(5,465)
Property and equipment in progress	369	394
Total	$8,317	$6,487

Depreciation expense on property and equipment was $0.8 million and $0.5 million during the three months ended September 30, 2017 and 2016, respectively, and $1.8 million and $1.2 million during the nine months ended September 30, 2017 and 2016, respectively.

Accrued Expenses

	September 30,	December 31,
(in thousands)	2017	2016
Compensation and commissions payable	$8,214	$8,674
Royalty payable	1,795	1,851
Other accrued expenses	2,920	2,480
Total	$12,929	$13,005

NOTE E.LIQUIDITY AND BUSINESS RISKS

As of September 30, 2017, the Company had cash and cash equivalents of $51.5 million and an accumulated deficit of $170.4 million. In the first quarter of 2017, the Company completed a public offering of shares of its common stock, issuing a total of 2.9 million shares of common stock (including 0.5 million shares issued after exercise by the underwriters of their option to purchase additional shares) at an offering price of $17.00 per share. Certain existing stockholders of the Company also sold approximately 1.2 million shares of common stock in the offering. The Company received net proceeds of $45.4 million, after deducting underwriting discounts and commissions of $2.9 million and offering expenses of $0.7 million payable by the Company. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

On March 31, 2017, the Company entered into a loan and security agreement with Oxford Financial, LLC providing for a new credit facility. Under this credit facility, the Company may borrow up to $40.0 million in term loans in three tranches and up to $10.0 million under a revolving line of credit, subject to a borrowing base requirement. The Company immediately borrowed $13.5 million under the first term loan and $8.0 million under the revolving line of credit to repay approximately $20.0 million in pre-existing outstanding indebtedness. On July 13, 2017, in connection with the closing of the Spirox Acquisition, the Company borrowed an additional $26.5 million in term loans under the loan and security agreement. As of September 30, 2017, the Company had $7.9 million outstanding under the revolving line of credit and can borrow up to an additional $2.1 million if the borrowing base requirement continues to be met. See Note I. Debt.

Prior to its February 2015 initial public offering (“IPO”), the Company financed its operations with a combination of revenue, private placements of convertible preferred securities and amounts borrowed under its credit facility. Although it is difficult to predict its future liquidity requirements, the Company expects that its existing cash and cash equivalents, anticipated revenue and remaining amounts available under its line of credit will be sufficient to meet its anticipated capital requirements, and fund its operations beyond 2018. Further capital requirements may be necessary to fund any contingent consideration due to the former Spirox equity holders. See Note C. Business Acquisitions.

NOTE F.	SHORT-TERM INVESTMENTS

The Company determines the appropriate classification of its investments at the time of purchase and revaluates such determinations at each balance sheet date. Marketable securities are classified as held-to-maturity when the Company has the intent and ability to hold the securities to maturity.

Marketable securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Marketable securities classified as available-for-sale are carried at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity.

The following is a summary of the available-for-sale investments by type of instrument, which are included in short-term investments in the consolidated balance sheet as of December 31, 2016. There were no available-for-sale investments as of September 30, 2017.

		Unrealized	Unrealized
		Gain in	Losses in
		Accumulated	Accumulated
		Other	Other
	Amortized	Comprehensive	Comprehensive	Estimated
December 31, 2016 (in thousands)	Cost	Income (Loss)	Income (Loss)	Fair Value
Commercial paper	$2,495	$2	$—	$2,497
Corporate bonds	4,099	—	(2)	4,097
Foreign assets	4,250	1	—	4,251
Total available-for-sale securities	$10,844	$3	$(2)	$10,845

Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges during the nine months ended September 30, 2017. The Company considered various factors, including a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. As of December 31, 2016, available-for-sale maturities as noted in the table above mature in one year or less.

NOTE G.	FAIR VALUE MEASUREMENTS

As of September 30, 2017 and December 31, 2016, the carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments. Goodwill and intangible assets acquired are stated at fair value based upon the acquisition valuation.

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

Short-term Investments

The following is a summary of available-for-sale investments by type of instrument measured at fair value on a recurring basis at December 31, 2016. There were no available-for-sale investments as of September 30, 2017.

	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Commercial paper	$—	$2,497	$—	$2,497
Corporate bonds	—	4,097	—	4,097
Foreign assets	—	4,251	—	4,251
Total	$—	$10,845	$—	$10,845

Liabilities

The following is a summary of liabilities measured at fair value on a recurring basis at September 30, 2017. There were no such liabilities as of December 31, 2016.

	September 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Contingent consideration	$—	$—	$52,919	$52,919

The contingent consideration was determined based on discounted cash flow analyses that included projected net revenue assumptions and a discount rate as of September 30, 2017, which are considered significant unobservable inputs. These inputs were used in an option pricing approach in a risk-neutralized framework, using a risk-adjusted discount rate of 12% and a volatility factor of 35% based on the Company’s historical volatility. Projected net revenues developed for each contingent payment period, multiplied by their respective earnout multiples, were discounted to the valuation date using a discount rate of 8% based on the Company’s cost of debt. To the extent these assumptions were to change, the fair value of the contingent consideration could change significantly. Included in acquisition-related expenses in the condensed consolidated statements of operations for both the three and nine months ended September 30, 2017 is $2.3 million of contingent consideration valuation accretion due to the passage of time.

There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurement categories during the three and nine months ended September 30, 2017. The Company has not experienced any significant realized gains or losses on its investments in the periods presented in the consolidated statements of operations and comprehensive loss.

NOTE H.	GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill is as follows:

(in thousands)	Carrying Value
December 31, 2016	$477
Spirox Acquisition, at acquisition date	62,295
September 30, 2017	$62,772

Other intangible assets are as follows:

	September 30, 2017		December 31, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$83,630	$(2,402)	$9,700	$(342)
Trade name	5,130	(141)	500	(18)
Customer relationships	3,500	(127)	—	—
Noncompetition arrangements	43	(3)	—	—
	$92,303	$(2,673)	$10,200	$(360)

The weighted average useful lives of each class of intangible assets are as follows:

Useful Life (Years)
Developed technology	10.9
Trade name	10.8
Customer relationships	12.0
Noncompetition arrangements	3.0

Amortization expense on intangible assets was $2.0 million and $0.1 million during the three months ended September 30, 2017 and 2016, respectively, and $2.3 million and $0.1 million during the nine months ended September 30, 2017 and 2016, respectively. Estimated aggregate amortization expense for the next five fiscal years based on the current carrying value of definite-lived intangible assets at September 30, 2017, is as follows:

(in thousands)
Remaining 2017	$2,216
2018	8,818
2019	8,728
2020	8,647
2021	8,577
2022	8,525

NOTE I.	DEBT

In December 2013, the Company entered into an amended and restated credit facility with Oxford Finance LLC (“Oxford”) under which the Company borrowed $20.0 million at a fixed rate of 9.40%. The facility was scheduled to mature and all amounts borrowed thereunder were due on December 1, 2018. In February 2017, the Company entered into an amendment to the amended and restated loan and security agreement to allow principal payments due on February 1, 2017 and March 1, 2017 to be deferred until

March 15, 2017. In March 2017, the principal payments were deferred again during renegotiations with Oxford. In March 2017, the Company entered into a loan and security agreement (the “Loan Agreement”) with Oxford providing for a new credit facility.

The key terms of the new credit facility are summarized in the table below:

Origination date:	March 31, 2017
Maturity date:	March 1, 2022
Funding tranches:
First term loan	$13.5 million
Second term loan (1)	$10.0 million
Third term loan (1)	$16.5 million
Revolving line of credit: (2)	$10.0 million
Outstanding as of September 30, 2017:
Term loans	$40.0 million
Revolving line of credit	$7.9 million
Term loan interest rate:

Floating per annum rate equal to the greater of (1) 7.95% and (2) the sum of (i) the greater of (A) the 30-day U.S. LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (B) 0.77%, plus (ii) 7.18%. The per annum rate was 8.39% as of September 30, 2017.

Revolving line of credit interest rate:

Floating per annum rate of interest is equal to the greater of (1) 4.95% and (2) the sum of (i) the greater of (A) 30-day U.S. LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (B) 0.77%, plus (ii) 4.18%. The per annum rate was 5.39% as of September 30, 2017.

Final payment fee as a percentage of term loans outstanding:	4.95%
Prepayment fees:	1.00% to 3.00% of the principal amount of such Term Loan prepaid, depending upon the timing of the prepayment.
Other fees:	Customary commitment fees and unused fees and certain other customary fees related to the Oxford’s administration of the credit facility.
Security interest:

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

_____________________

(1)	Became available and was borrowed to fund the July 13, 2017 Spirox Acquisition
(2)	Subject to a borrowing base requirement

The first term loan of $13.5 million and $8.0 million of the revolving line of credit were borrowed immediately and used to repay approximately $20.0 million of then outstanding indebtedness, which constituted all amounts outstanding related to the prior credit facility, together with the final payment fee of $1.2 million. The new credit facility was accounted for as a modification of debt under applicable accounting guidance. The borrowings under the revolving line of credit are classified as short-term obligations as the Loan Agreement contains a subjective acceleration clause and requires the Company to maintain a lockbox arrangement with Oxford.

The Loan Agreement contains affirmative and negative covenants applicable to the Company and any subsidiaries and events of default, in each case subject to grace periods, thresholds and materiality qualifiers, as more fully described in the Loan Agreement. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and material governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on the Company incurring additional indebtedness, engaging in mergers, consolidations or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control. The events of default include, among other things, the Company’s failure to pay any amounts due under the credit facility, a breach of covenants under the Loan Agreement, the Company’s insolvency, a material adverse change, the occurrence of a default under certain other indebtedness and the entry of final judgments against the Company in excess of a specified amount. If an event of default occurs, Oxford is entitled to take various actions, including the acceleration of amounts due under the credit facility, termination of the commitments under the credit facility and certain other actions available to secured creditors. The Company was in compliance with all required covenants as of September 30, 2017 and December 31, 2016.

As of September 30, 2017 and December 31, 2016, the carrying amount of debt approximated fair value because the interest rate approximates current market rates of interest available in the market. The fair value of the Company’s debt is considered a Level 3 measurement.

Assuming a 60-month amortization period as stated in the Loan Agreement, the Company’s principal payments on outstanding term loans are as follows:

Fiscal Year	Principal Payments (in thousands)
2017	$—
2018	—
2019	10,000
2020	13,333
2021	13,333
2022	3,334
Total	$40,000

NOTE J.	STOCKHOLDERS’ EQUITY

Common Stock

The Company’s amended and restated certificate of incorporation authorizes 200.0 million shares of common stock. As of September 30, 2017, 25.4 million shares of common stock were outstanding.

On July 13, 2017, the Company issued approximately 3.4 million shares of common stock in connection with the Spirox Acquisition. See Note C. Business Acquisitions.

2015 Incentive Award Plan

In December 2014, the Company’s Board of Directors adopted, and in January 2015 the Company’s stockholders approved, the Entellus Medical, Inc. 2015 Incentive Award Plan (the “2015 Plan”). The 2015 Plan became effective in connection with the IPO, at which time the Company ceased making awards under the Entellus Medical, Inc. 2006 Stock Incentive Plan (the “2006 Plan”). Under the 2015 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and certain other awards to individuals who are employees, officers, directors or consultants of the Company. A total of 1,345,570 shares of common stock were initially reserved for issuance under the 2015 Plan. In addition, the number of shares available for issuance under the 2015 Plan is annually increased by an amount equal to the lesser of (A) 875,000 shares, (B) 4% of the outstanding shares of the Company’s common stock as of the last day of the Company’s immediately preceding fiscal year or an amount determined by the Company’s Board of Directors. Furthermore, any shares subject to awards granted under the 2006 Plan which terminate, expire or lapse without the delivery of shares to the holder thereof become available under the 2015 Plan. In the first quarter of 2017 and 2016, in accordance with this “evergreen” provision, the number of shares available under the 2015 Plan was increased in the amount of 756,339 shares and 751,750 shares, respectively. As of September 30, 2017, 320,865 shares of common stock were available for issuance under the 2015 Plan.

2017 Employee Inducement Incentive Award Plan

In connection with the Spirox Acquisition, the Board of Directors of the Company adopted the Entellus Medical, Inc. 2017 Employment Inducement Incentive Award Plan (the “Inducement Plan”), which is a non-stockholder approved plan, to facilitate the granting of equity awards as an inducement to new employees joining the Company. Under the Inducement Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and certain other awards to new employees of the Company. A total of 450,000 shares of common stock were initially reserved for issuance under the Inducement Plan.

Stock Options and RSUs Granted in Connection with the Spirox Acquisition

The Compensation Committee of the Board of Directors granted the following stock options and restricted stock units (“RSUs”) under the Inducement Plan and the 2015 Plan in connection with the Spirox Acquisition:

(shares in thousands)	Employee Options	Employee RSUs	Director & Non-employee Options	Director & Non-employee RSUs
Inducement Plan	323	-	-	-
2015 Plan	93	90	23	11
Total	416	90	23	11

The employee stock options and RSUs were effective as of August 4, 2017. The stock options have a ten-year term, a per share exercise price equal to the closing price of the Company’s common stock on August 4, 2017, and will vest as to one-fourth of the underlying shares on the one-year anniversary of the Spirox Acquisition closing date, and monthly thereafter over the subsequent three years, subject to the recipient’s continued service. The RSU awards will vest annually over a four-year period.

The director stock options and RSUs were effective as of July 14, 2017 and non-employee stock options and RSUs were effective as of August 4, 2017. The stock options have a ten-year term and a per share exercise price equal to the closing price of the Company’s common stock on their respective effective dates. The stock options vest quarterly over a three-year period and the RSUs vest annually over a three-year period.

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	September 30, 2017
			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Options	Average	Contractual	Value
	(in thousands)	Exercise Price	Term	(in thousands)
Outstanding, beginning of period	3,349	$13.06	7.6 years	$21,863
Granted	1,479	15.30	—	—
Exercised	(213)	5.68	—	—
Cancelled	—	-	—	—
Forfeited	(407)	16.68	—	—
Outstanding, end of period	4,208	$13.87	8.1 years	$21,369
Exercisable, end of period	1,850	$11.92	7.0 years	13,279

The aggregate pre-tax intrinsic value of options exercised was $2.4 million and $0.8 million for the nine months ended September 30, 2017 and 2016, respectively. The aggregate pre-tax intrinsic value was calculated as the difference between the exercise prices of the underlying options and the estimated fair value of the common stock on the date of exercise on September 30, 2017 and 2016, as applicable. During the nine months ended September 30, 2017 and 2016, the fair value of shares vested was $5.7 million and $3.4 million, respectively. The total cash received by the Company upon the exercise of options was $1.2 million and $0.1 million during the nine months ended September 30, 2017 and 2016, respectively.

Restricted Stock Units

The Company grants time-based RSUs to directors, executive officers and certain other employees. Employee RSUs generally vest over a four-year period and director RSUs vest over a three-year period. In addition, certain key management members typically receive RSUs upon commencement of employment and may receive them annually in conjunction with their performance review. The grant date fair value of the RSU awards is determined using the closing sale price of the Company’s common stock on the date of the grant. The Company recognizes compensation expense for time-based RSUs on a straight-line basis over the vesting period.

Restricted stock unit activity during the nine months ended September 30, 2017 is summarized below:

	September 30, 2017
		Weighted
		Average
	RSUs	Grant Date
	(in thousands)	Fair Value
Outstanding, beginning of period	12	$16.99
Granted	282	—
Released	(3)	—
Forfeited/expired	(28)	—
Outstanding, end of period	263	$16.90

Employee Stock Purchase Plan

In December 2014, the Company’s Board of Directors adopted, and in January 2015 the Company’s stockholders approved, the Entellus Medical, Inc. 2015 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, the Company has set two six-month offering periods during each calendar year, one beginning January 1 and ending on June 30, and the other beginning July 1 and ending on December 31, during which employees can choose to have up to 20% of their eligible compensation withheld to purchase less than

2,000 shares of the Company’s common stock during each offering period. The purchase price of the shares is 85% of the market price on the first or last trading day of the offering period, whichever is lower. A total of 200,000 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be annually increased on the first day of each fiscal year during the term of the ESPP, beginning with the 2016 fiscal year, by an amount equal to the lesser of (A) 1% of the shares of the Company’s common stock outstanding on the date of the adoption of the plan or (B) a lesser amount determined by the Company’s Board of Directors. In accordance with the “evergreen” provision, the number of shares available for grant in the first quarter of 2017 and 2016 increased by 16,488 shares each year, resulting in a total of 232,976 shares reserved for issuance under the ESPP as of March 31, 2017. As of September 30, 2017, 166,523 shares of common stock remained available for issuance under the ESPP.

NOTE K.	STOCK-BASED COMPENSATION EXPENSE

The following table presents the components and classification of stock-based compensation expense for stock options, RSUs and employee stock purchase plan shares recognized for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Cost of goods sold	$70	$30	$143	$77
Selling and marketing	826	536	2,148	1,470
Research and development	375	149	839	413
General and administrative	900	821	2,762	2,100
Total	$2,171	$1,536	$5,892	$4,060

At September 30, 2017, there was approximately $17.8 million and $3.8 million of unrecognized stock-based compensation expense related to unvested stock options and RSUs, respectively, which the Company expects to recognize over the remaining weighted-average vesting period of approximately 2.8 years and 3.3 years, respectively. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional stock-based awards.

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

The fair value of the options granted to employees or directors during the nine months ended September 30, 2017 and 2016 was estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Nine Months Ended
	September 30,
	2017	2016
Expected life in years	6.2	6.0
Risk-free interest rate	2.1%	1.6%
Expected dividend yield	0%	0%
Expected volatility	52%	51%
Weighted average fair value	$7.90	$7.93

The fair value of the ESPP options granted to employees during the nine months ended September 30, 2017 and 2016 was estimated as of the grant date using the Black-Scholes model assuming the weighted average assumptions listed in the following table:

	Nine Months Ended
	September 30,
	2017	2016
Expected life in years	0.5	0.5
Risk-free interest rate	0.8%	0.4%
Expected dividend yield	0%	0%
Expected volatility	49%	49%
Weighted average fair value	$5.13	$5.30

NOTE L.	INCOME TAXES

The Company did not record a federal, state or foreign income tax benefit in any prior periods due to its conclusion that a full valuation allowance is required against its net deferred tax assets, excluding the deferred tax liability related to its tax deductible goodwill acquired in connection with the XeroGel acquisition. In the current period ending September 30, 2017, the Company established a $14.9 million deferred tax liability through purchase accounting related to the acquisition of Spirox. The deferred tax liability is considered a source of taxable income that can be used to support an equivalent amount of the Company’s existing deferred tax assets. Accordingly, the Company recognized a one-time $14.9 million income tax benefit in the current period as a result of reducing the valuation allowance against its deferred tax assets.

NOTE M.EARNINGS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive potential shares of common stock outstanding during the period. In periods in which Company has reported a net loss, diluted net loss per share is the same as basic net loss per share as all potentially dilutive shares consisting of RSUs, stock options and warrants were antidilutive.

The following table sets forth the computation of the Company’s net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Net loss	$(3,240)	$(9,519)	$(19,621)	$(21,412)

Weighted average common stock outstanding	24,944	18,855	22,595	18,827
Net loss per share, basic and diluted	$(0.13)	$(0.50)	$(0.87)	$(1.14)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted earnings per share because such securities have an antidilutive impact due to losses reported:

	September 30,
(in thousands)	2017	2016
Common stock warrants	38	38
Common stock options	4,208	3,375
Restricted stock units	263	12
Common stock ESPP	167	20
Total	4,676	3,445

NOTE N.	COMMITMENTS AND CONTINGENCIES

Operating Leases

As of September 30, 2017, the Company had three leased facilities under operating lease agreements. The Company entered into a 41-month lease in February 2012, effective April 1, 2012, for its corporate headquarters. The Company entered into a 50-month lease on June 30, 2014, effective July 1, 2014, for additional distribution space in a second facility. On February 26, 2015, the Company exercised its right to extend the lease term of its manufacturing and corporate facility for an additional three years through August 2018. On June 30, 2015, the Company entered into amendments to each of these two lease agreements, among other things, to expand the space occupied by the Company at the property at which the Company’s corporate headquarters are located, and to extend the term of each lease agreement through June 2021, with an option to extend for an additional term through June 2024. In connection with the Spirox Acquisition, the Company assumed a lease for a facility which expires in October 2021, in Redwood City, California. Rental payments on operating leases are charged to expense on a straight-line basis over the period of the lease. These lease agreements require the Company to pay executory costs such as real estate taxes, insurance and repairs, and include renewal and escalation clauses.

Total lease expense was approximately $0.2 million for each of the three months ended September 30, 2017 and 2016 and $0.7 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively.

Other Commitment

In June 2016, the Company entered into an Amended and Restated Fiagon NA Distribution Agreement (the “Distribution Agreement”) with Fiagon NA Corporation in which the Company was granted exclusive distribution rights in the United States and Canada for Fiagon Image Guidance Systems (“IGS”) and certain components, parts and related ancillary products i) to hospitals, ii) to ENT physicians in the office, clinic, and surgery centers, and iii) under ENT healthcare system contracts. The terms of the Distribution Agreement require the Company to purchase minimum quantities of Fiagon IGS units and certain other disposable products through August 9, 2020 for the Company to retain exclusive distribution rights.

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

We consider new products to be any non-balloon products released within the last 24 months. As of September 30, 2017, new products included our Fiagon Image Guidance Systems and accessories, MiniFESS Tools, FocESS Scopes and accessories, Cyclone Sinonasal Suction and Irrigation System, Entellus Medical Shaver System and FocESS HD Wireless Camera System.

In July 2017, we completed our previously announced acquisition of Spirox, Inc. Spirox is a privately held medical device company that develops, manufactures and markets the Latera Absorbable Nasal Implant which is a minimally invasive option to treat nasal airway obstruction.

In April 2017, we received 510(k) clearance from the United States Food and Drug Administration, or FDA, for use of our XprESS ENT Dilation System for treating persistent Eustachian tube dysfunction. We also received 510(k) clearance from the FDA for our Reinforced Anesthesia Needle for use in injecting local anesthetics into a patient to provide regional anesthesia. Also in April 2017, as previously disclosed, we received a warning letter from the FDA related to two observed non-conformities relating to our prospective, multicenter study of children with chronic rhinosinusitis treated with the XprESS device. We responded fully to the FDA’s requests and recently received an acceptance letter from the FDA in October 2017, indicating our corrective actions are adequate.

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

We invest substantial resources to educate ENT physicians and patients on the proven clinical advantages of stand-alone balloon sinus dilation and our other products. We have a diverse customer base of ENT physicians, hospitals and ASCs, with no single customer accounting for more than 5% of our revenue during the nine months ended September 30, 2017. Our customers are reimbursed by governmental and private health insurers for procedures using our products pursuant to reimbursement codes specific to the setting of the procedure. Our revenues are dependent upon the future market acceptance and adoption of our existing and new products, appropriate pricing and adequate level of coverage or reimbursement for procedures using such products.

When used as a stand-alone balloon sinus dilation procedure in the physician office setting, the practice expense component of the physician’s fee is intended to cover all or a portion of the cost of our balloon dilation products. When used in an operating room in an ASC or hospital, our balloon dilation products are typically utilized as tools used during FESS and are not separately reimbursed by third-party payors. Medicare issued a final rule on the Hospital Outpatient Prospective Payment System, or HOPPS, for 2017 which includes a reduction of payments for certain outpatient procedures performed in the hospital when FESS is performed on more than two sinuses. The result is to bundle payments for multi-sinus surgery regardless of the number of sinuses being treated. On average we expect most hospitals will experience a reduction in Centers for Medicare and Medicaid Services, or CMS, reimbursement depending on the number of sinuses being treated.

The products we sell are either manufactured by us or by contracted manufacturers. We manufacture and assemble the majority of our proprietary products at our facility in Plymouth, Minnesota with components supplied by external suppliers. As of September 30, 2017, our manufacturing organization included 32 people. We expect the capacity of our current facility to be able to meet expected demand through at least the end of 2020. Certain products are produced for us by qualified contract manufacturers.

During 2017, we intend to focus on the following key initiatives: (1) enhanced productivity of our sales force; (2) account development activities; (3) global expansion; (4) new products and indications; and (5) integration of the Spirox sales force and operations. In furtherance of these initiatives, we plan to, among other actions, continue to convert sales associates to full quota-carrying sales representatives during the remainder of 2017.

Financial Overview

•

We generated revenue of $23.3 million for the three months ended September 30, 2017, compared to revenue of $17.9 million for the three months ended September 30, 2016, an increase of 30%. During the nine months ended September 30, 2017 and 2016, we generated revenue of $64.6 million and $53.5 million, respectively, an increase of 21%. The growth in revenue was primarily attributable to sales of new products including sales of Latera, an increase in sales of our XprESS family of products, through broader account penetration, and to a lesser extent, sales in international markets. Foreign currency exchange rates negatively impacted revenue for the three and nine months ended September 30, 2017 by approximately $0.0 million and $0.1 million, respectively. We operate in one segment.

•	For the third quarter of 2017, our full quota-carrying representatives sold at an annualized rate of approximately $813,000 compared to $739,000 for the third quarter of 2016.
•

Revenue per procedure, excluding Latera, was approximately $1,500 in the third quarter of 2017. We calculate revenue per procedure by dividing our revenue from disposable products, which includes our balloon sinus dilation products, Fiagon disposable products, XeroGel nasal packing material, disposable shaver blades, Cyclone, Reinforced Anesthesia Needle, light fibers and surgical procedure packs, by the number of balloon sinus dilation devices sold during the quarter. We believe the number of balloon sinus dilation devices sold during a quarter is a reasonable proxy for the number of balloon procedures performed in the quarter because a balloon sinus dilation procedure often results in revenue from the sale of not just balloon devices, but also ancillary disposable products used in a balloon procedure. For this reason, in making this calculation, we include revenue from the ancillary disposable products noted above in addition to balloon devices, which is then divided by an estimated number of procedures based on the number of balloon sinus dilation devices sold.

•

We had a net loss of $3.2 million for the three months ended September 30, 2017 compared to a net loss of $9.5 million for the three months ended September 30, 2016. During the nine months ended September 30, 2017, we had a net loss of

$19.6 million compared to a net loss of $21.4 million during the nine months ended September 30, 2016. These decreases were primarily due to a $14.9 million tax benefit realized as a result of the Spirox acquisition, partially offset by amortization of acquired intangible assets, a valuation adjustment of the contingent consideration, added costs of the acquired Spirox organization, transaction and integration costs associated with the Spirox acquisition, and increased compensation and other employee-related expenses resulting from expansion of our sales and corporate staff, costs for training following the FDA’s clearance of the XprESS family of products for treating patients with persistent Eustachian tube. As of September 30, 2017, we had an accumulated deficit of $170.4 million.

•

On July 13, 2017, we acquired Spirox in exchange for $24.8 million in cash and 3.4 million in shares of our common stock, subject to certain adjustments, and future contingent consideration based on our net revenue annual growth from sales of Spirox’s Latera device evaluated annually during the four-year period following the transaction. The common stock issued in connection with the transaction is subject to a lock-up agreement for a period of (i) three months from the closing date in the case of 25% of the shares, (ii) six months from the closing date in the case of an additional 25% of the shares and (iii) 12 months in the case of the remaining shares. Of the $24.8 million cash consideration, $7.5 million was deposited with an escrow agent to fund payment obligations with respect to the working capital adjustment and post-closing indemnification obligations of Spirox’s former equity holders.

•

In the first quarter of 2017, we completed a public offering of shares of our common stock resulting in net proceeds of approximately $45.4 million, after deducting underwriting discounts and commissions and offering expenses payable by us, and we refinanced our credit facility with Oxford Finance LLC. Under the new credit facility, we borrowed $40.0 million in term loans in three tranches and established a $10.0 million revolving line of credit. The $40.0 million of term loans and $8.0 million of the $10.0 million revolving line of credit were used to retire existing indebtedness and fund the Spirox Acquisition. As of September 30, 2017, we had cash and cash equivalents of $51.5 million and $2.1 million available under the revolving line of credit, subject to a borrowing base requirement.

Revenue

We derive a significant portion of our revenue from the sale of our XprESS family of products to ENT physicians, hospitals and ASCs. We also derive revenue from the sale of certain capital equipment, including Fiagon IGS products for which we are the exclusive distributor in the United States and Canada, our Entellus Medical Shaver System and FocESS Wireless HD Camera System, additional sinus diagnostic and surgery products, including our MiniFESS and FocESS product lines, and our XeroGel product. As a result of the Spirox acquisition, we derive revenue from the sale of the Latera device. Our historical revenue growth has been driven by, and we expect our revenue to continue to increase in the future as a result of, the introduction of new products, continued international expansion, increased physician awareness of our products, the clinical efficacy of stand-alone balloon sinus dilation and our other products and increased insurance coverage for balloon sinus dilation procedures. Any reversal in these trends could have a negative impact on our future revenue. In addition, we have expanded our sales and marketing infrastructure to help us drive and support revenue growth and we intend to continue this expansion.

Our revenue has fluctuated, and we expect our revenue to continue to fluctuate, from quarter to quarter, as well as within each quarter, due to a variety of factors, including the demand for and pricing of our products, seasonality, the timing of new product introductions including associated physician evaluations, the level of competition including competitor product introductions and competitor pricing changes, changes in our sales organization including the number of sales representatives and associates, the timing and structure of sales incentive programs, the timing and extent of promotional pricing or volume discounts, changes in average selling prices, the timing of capital equipment purchases, the timing of stocking order purchases, acquisitions, and fluctuations in foreign currency exchange rates.

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

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and we expect will continue to be affected by a variety of factors, including product sales mix, geographic mix and prices, launch of new products, sales through distributor relationships at generally lower gross margins, production volumes, manufacturing costs and product yields, and to a lesser extent, the implementation of cost-reduction strategies. We believe our gross margins are likely to be moderately lower in future periods compared to prior year periods due to relatively faster growth in our international business and capital product lines.

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

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of engineering, product development, clinical studies to develop and support our products, regulatory expenses, consulting services, materials, depreciation, and other costs associated with new products and technologies in development and next generation versions of current devices. These expenses include employee and non-employee compensation, including base salaries and bonus compensation, stock-based compensation, supplies, materials, quality assurance expenses allocated to R&D programs, consulting expenses, related travel expenses and facilities expenses, in each case related to R&D programs. Clinical expenses include clinical trial management and monitoring, payments to clinical investigators, data management and travel expenses and the cost of manufacturing products for clinical trials. We expect R&D expenses to increase modestly, as increases in expenses related to developing, enhancing and commercializing new products and technologies will be only partially offset by the timing and extent of expenses relating to clinical studies. We expect R&D expenses as a percentage of revenue to vary over time depending on the level and timing of initiating new product development efforts as well as our clinical development activities.

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

Amortization of Intangible Assets

As part the Spirox acquisition, we acquired certain intangible assets that are being amortized over a period of three to 12 years.

Acquisition-related Expenses

Acquisition-related expenses include transaction and integration costs related to our acquisition of Spirox and our 2016 acquisition of XeroGel, as well as valuation adjustments to future contingent consideration due to the former equity holders of Spirox. Contingent consideration is remeasured to fair value each reporting period using projected revenues, discount rates, and projected payment dates. Increases or decreases in the fair value of the contingent consideration can result from changes in the timing and amount of revenue estimates as well as changes in discount periods and rates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. We expect to incur in future periods fair value adjustments for future contingent consideration as a result of changes in projects, discounts rates, and the passage of time.

Other Expense, Net

Other expense, net primarily consists of interest expense payable under our credit facility, interest income, and realized foreign currency gains and losses. We expect our interest expense to increase in future periods compared to prior year periods a result of our increased term loan borrowings.

Recent Accounting Pronouncements

See Note B. Recent Accounting Pronouncements in the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenue	$23,329	$17,880	$5,449	30%	$64,575	$53,512	$11,063	21%
Cost of goods sold	6,555	4,648	1,907	41%	17,287	13,107	4,180	32%
Gross profit	16,774	13,232	3,542	27%	47,288	40,405	6,883	17%
Gross margin	72%	74%			73%	76%
Operating expenses
Selling and marketing	18,457	15,364	3,093	20%	49,743	41,857	7,886	19%
Research and development	4,653	2,047	2,606	127%	8,881	5,832	3,049	52%
General and administrative	5,043	4,698	345	7%	13,964	12,183	1,781	15%
Amortization of intangible assets	1,957	109	1,848	1,695%	2,313	111	2,202	1,984%
Acquisition-related expenses	3,865	—	3,865	—%	5,059	300	4,759	1,586%
Total operating expenses	33,975	22,218	11,757	53%	79,960	60,283	19,677	33%
Loss from operations	(17,201)	(8,986)	(8,215)	91%	(32,672)	(19,878)	(12,794)	64%
Other expense, net	(921)	(499)	(422)	85%	(1,825)	(1,500)	(325)	22%
Loss before income tax expense	(18,122)	(9,485)	(8,637)	91%	(34,497)	(21,378)	(13,119)	61%
Income tax expense	14,882	(34)	14,916	(43,871)%	14,876	(34)	14,910	(43,853)%
Net loss	$(3,240)	$(9,519)	$6,279	(66)%	$(19,621)	$(21,412)	$1,791	(8)%

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

Revenue

Revenue increased $5.4 million, or 30%, to $23.3 million during the three months ended September 30, 2017, compared to $17.9 million during the three months ended September 30, 2016. Revenue increased $11.1 million, or 21%, to $64.6 million during the nine months ended September 30, 2017, compared to $53.5 million during the nine months ended September 30, 2016. The growth in revenue was primarily attributable to sales of new products including Latera, an increase in sales of our XprESS family of products through broader account penetration, and to a lesser extent, sales in international markets. Foreign currency exchange rates negatively impacted revenue for the three and nine months ended September 30, 2017 by approximately $0.0 million and $0.1 million, respectively.

Cost of Goods Sold and Gross Margin

Cost of goods sold increased $1.9 million, or 41%, to $6.6 million during the three months ended September 30, 2017, compared to $4.7 million during the three months ended September 30, 2016. Cost of goods sold increased $4.2 million, or 32%, to $17.3 million during the nine months ended September 30, 2017, compared to $13.1 million during the nine months ended September 30, 2016. These increases in cost of goods sold were primarily attributable to the increased sales of new products and growth in sales of our XprESS family of products and recognition of the fair value adjustment associated with inventory acquired in the Spirox acquisition, which is now fully recognized.

Gross margin decreased during the three and nine months ended September 30, 2017 compared to gross margin for the three and nine months ended September 30, 2016 due primarily to the recognition of the fair value adjustment associated with inventory acquired in the Spirox acquisition and changes in product sales mix, including increases in sales of capital equipment, as we added new product lines, and geographic mix as we expanded our international sales.

Selling and Marketing Expenses

Selling and marketing expenses increased $3.0 million, or 20%, to $18.4 million during the three months ended September 30, 2017, compared to $15.4 million during the three months ended September 30, 2016. Selling and marketing expenses increased $7.8 million, or 19%, to $49.7 million during the nine months ended September 30, 2017, compared to $41.9 million during the nine months ended September 30, 2016. These increases were primarily attributable to $3.1 million of incremental expenses related to the Spirox acquisition.  In addition, for the nine months ended September 30, 2017, there was an increase in salaries, benefits, stock-based compensation, travel expenses and other employee-related expenses as a result of increased headcount in our sales and marketing organization as well as increased marketing expenses compared to the prior year period.

Research and Development Expenses

R&D expenses increased $2.6 million, or 127%, to $4.7 million during the three months ended September 30, 2017, compared to $2.1 million during the three months ended September 30, 2016. R&D expenses increased $3.1 million, or 52%, to $8.9 million during the nine months ended September 30, 2017, compared to $5.8 million during the nine months ended September 30, 2016. These increases were primarily due to $2.4 million of incremental expenses related to the Spirox acquisition and an increase in compensation and other employee-related expenses, partially offset by reduced engineering prototypes expense.

General and Administrative Expenses

General and administrative expenses increased $0.3 million, or 7%, to $5.0 million during the three months ended September 30, 2017, compared to $4.7 million during the three months ended September 30, 2016. The increase was primarily due to $0.8 million of incremental expenses related to the Spirox acquisition, increases of $0.2 million in salaries, stock-based compensation, benefits and other employee-related expenses and $0.2 million in consulting fees, partially offset by a $0.9 million reduction of professional fees.

General and administrative expenses increased $1.8 million, or 15%, to $14.0 million during the nine months ended September 30, 2017, compared to $12.2 million during the nine months ended September 30, 2016. The increase was primarily due to an increase of $1.1 million in salaries, stock-based compensation, benefits and other employee-related expenses and $0.8 million of incremental expenses related to the Spirox acquisition.

Amortization of Intangible Assets

As part the Spirox acquisition, we acquired certain intangible assets that are being amortized over a period of three to 12 years. In addition, for comparative purposes, we have reclassified amortization expense of $0.1 million from the third quarter and first nine months of fiscal 2016 to the amortization expense line that was originally reported in general and administrative expense. The amortization that was reclassified related to the XeroGel acquisition. We recorded $1.8 million of amortization expense related to the intangible assets acquired in the Spirox acquisition in the three and nine months ended September 30, 2017.

Acquisition-related Expenses

Acquisition-related expenses related to the Spirox acquisition for the three months ended September 30, 2017 of $3.9 million consisted of a $2.3 million valuation adjustment to the contingent consideration liability primarily due to the passage of time (i.e., accretion), $0.9 million of transaction costs and $0.7 million of integration costs.

Acquisition-related expenses related to the Spirox acquisition for the nine months ended September 30, 2017 of $5.1 million consisted of a $2.3 million valuation adjustment to the contingent consideration liability due to the former equity holders of Spirox, $2.1 million of transaction costs and $0.7 million of integration costs.

Other Expense, Net

Other expense, net, increased 85% during the three months ended September 30, 2017, compared to the three months ended September 30, 2016 and 22% during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. These increases were primarily due to higher interest expense as a result of borrowings under our credit facility. We expect our interest expense to increase in future periods compared to prior year periods a result of our increased term loan borrowings.

Liquidity and Capital Resources

Overview

As of September 30, 2017, we had cash and cash equivalents of $51.5 million and an accumulated deficit of $170.4 million, compared to cash and cash equivalents of $21.4 million, short-term investments of $10.8 million and an accumulated deficit of $150.8 million as of December 31, 2016. Our primary sources of capital have been from product sales, net proceeds from our IPO, our first quarter 2017 public offering, private placements of our convertible preferred securities before our IPO, and amounts borrowed under credit facilities. As of September 30, 2017, we had $40.0 million of term loans outstanding and $7.9 million outstanding under a revolving line of credit under our credit facility.

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

In March 2017, we entered into a new credit facility with Oxford Finance LLC. Under this credit facility, we borrowed $40.0 million in term loans in three tranches and established a $10.0 million revolving line of credit. The $40.0 million term loans and $8.0 million of the $10.0 million revolving line of credit were used to retire existing indebtedness and fund the Spirox acquisition.

On July 13, 2017, we acquired Spirox in exchange for $24.8 million in cash and 3.4 million in shares of our common stock, subject to certain adjustments, and future contingent consideration based on our net revenue from sales of Spirox’s Latera device evaluated annually during the four-year period following the transaction. The common stock issued in connection with the transaction is subject to a lock-up agreement for a period of (i) three months from the closing date in the case of 25% of the shares, (ii) six months from the closing date in the case of an additional 25% of the shares and (iii) 12 months in the case of the remaining shares.

We have the discretion to pay the contingent consideration in shares of our common stock or cash, subject to compliance with applicable law and the Listing Rules of the NASDAQ Stock Market. A portion of the contingent consideration will be subject to certain rights of set-off for any post-closing indemnification obligations of Spirox’s former equity holders. Although there is no cap on the amount of contingent consideration earn-out that could be paid, we do not expect the cumulative undiscounted payments to exceed $80.0 million over the four-year period. We initially recorded a $50.6 million contingent consideration on the balance sheet, which was our fair value assessment of the present value of the contingent consideration at the acquisition date. The fair value assessment of this liability was $52.9 million as of September 30, 2017.

As of September 30, 2017, we had cash and cash equivalents of $51.5 million and $2.1 million available under the revolving line of credit, subject to a borrowing base requirement. Although it is difficult to predict our future liquidity requirements, we believe that our existing cash and cash equivalents, anticipated revenue and remaining amounts available under our line of credit will be sufficient to meet our anticipated capital requirements, and fund our operations beyond 2018. Further capital requirements may be necessary to fund any contingent consideration. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources faster than we anticipated. If our current capital sources are insufficient to satisfy our liquidity requirements, or if we choose to take advantage of new product and market opportunities to expand our business and increase our revenues, we may sell additional equity or debt securities, or refinance, restructure, or enter into a new credit facility. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve additional covenants restricting our operations or our ability to incur additional debt. Any additional debt financing or equity financing may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain additional financing, we may be required to delay the development, commercialization and marketing of our products.

As of September 30, 2017, cash held by our foreign subsidiary that was not available to fund domestic operations unless repatriated was $0.4 million. We do not intend to repatriate this cash; however, if circumstances changed and these funds were needed for our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate these funds.

Cash Flows

Net Cash Used in Operating Activities

	Nine Months Ended
	September 30,
(in thousands)	2017	2016
Net cash (used in) provided by:
Operating activities	$(26,901)	$(13,283)
Investing activities	(16,544)	(312)
Financing activities	73,588	372
Effect of exchange rate change on cash and cash equivalents	(108)	(89)
Net increase (decrease) in cash and cash equivalents	$30,035	$(13,312)

During the nine months ended September 30, 2017, net cash used in operating activities was $26.9 million, consisting primarily of a net loss of $19.6 million, a non-cash release of a $14.9 million deferred tax asset valuation and an increase in net operating assets of $5.8 million, offset partially by $5.9 million of stock-based compensation expense, $2.3 million of contingent consideration valuation adjustments, and $5.1 million of depreciation, amortization and other non-cash items. The increase in net operating assets was primarily due to increases in accounts receivable and decreases in accrued liabilities.

During the nine months ended September 30, 2016, net cash used in operating activities was $13.3 million, consisting primarily of a net loss of $21.4 million, offset partially by $4.1 million of stock-based compensation expense, a decrease in net operating assets of $2.1 million and non-cash charges of $5.50 million. Non-cash charges consisted primarily of stock-based compensation, depreciation and amortization, the amortization of premium on investments, and the accretion of the final payment fee on our credit facility.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2017, net cash used in investing activities was $16.5 million, consisting of $24.8 million used for the Spirox acquisition and purchases of property and equipment of $2.6 million partially offset by proceeds from short-term investment maturities of $10.8 million.

During the nine months ended September 30, 2016, net cash used in investing activities was $0.3 million, consisting of $11.0 million for consideration for the XeroGel acquisition, purchases of short-term investments of $32.2 million and the purchase of property and equipment of $3.5 million, partially offset by proceeds from short-term investment maturities of $46.3 million.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2017, net cash provided by financing activities was $73.6 million, consisting of $45.4 million in proceeds from the first quarter 2017 public offering, proceeds of $40.0 million of term loans under our new credit facility, net proceeds of $7.9 million from the revolving line of credit under our new credit facility, $1.6 million of proceeds from the exercise of stock options and common stock purchases under our employee stock purchase plan, partially offset by principal payments of $20.0 million on our prior credit facility and a final payment fee of $1.2 million under our prior credit facility.

During the nine months ended September 30, 2016, net cash provided by financing activities was $0.4 million consisting of proceeds from common stock purchases under our employee stock purchase plan and the exercise of stock options.

Credit Facility

In December 2013, we entered into an amended and restated loan and security agreement with Oxford Finance LLC. Under this credit facility, we borrowed $20.0 million at a fixed rate of 9.40%. This credit facility was scheduled to mature and all amounts borrowed thereunder were due on December 1, 2018. In February 2017, we entered into an amendment to the amended and restated loan and security agreement to allow principal payments due on February 1, 2017 and March 1, 2017 to be deferred until March 15, 2017. In March 2017, the principal payments were deferred again during renegotiations with Oxford.

In March 2017, we entered into a loan and security agreement, or Loan Agreement, with Oxford providing for a new credit facility. Under the terms of the new credit facility, we were able to borrow up to a total of $40.0 million in term loans in three tranches and up to $10.0 million under a revolving line of credit, subject to a borrowing base requirement. The first term loan of $13.5 million and $8.0 million under the revolving line of credit was borrowed immediately, which was used to repay then outstanding indebtedness of approximately $20.0 million under our prior credit facility and the final payment fee totaling $1.2 million. As of September 30, 2017, we had borrowed under the credit facility and had outstanding $40.0 million of term loan debt and $7.9 million of the available $10.0 million under the revolving line of credit.

The term loans mature and all amounts borrowed under the Loan Agreement, including the revolving line of credit, become due and payable on March 1, 2022. Each term loan bears interest at a floating per annum rate equal to the greater of (1) 7.95% and (2) the sum of (i) the greater of (A) the 30-day U.S. LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (B) 0.77%, plus (ii) 7.18%.  With respect to the revolving line of credit, the floating per annum rate of interest is equal to the greater of (1) 4.95% and (2) the sum of (i) the greater of (A) 30-day U.S. LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (B) 0.77%, plus (ii) 4.18%. We are required to make monthly interest-only payments following the funding of each term loan through April 1, 2019 or, under certain circumstances, through April 1, 2020. All outstanding term loans will begin amortizing at the end of the applicable interest-only period, with monthly payments of principal and interest being made by us to the lender in consecutive monthly installments following such interest-only period.

In addition to principal and interest payments, we are required under the new credit facility to make a final payment fee of 4.95% on the principal amount of any term loans outstanding, which will be accrued over the term of the new credit facility and will be due at the earlier of maturity, acceleration of the revolving line of credit or term loans or prepayment of a term loan. If we repay the amounts borrowed under any term loan prior to maturity, we will be required to make a prepayment fee equal to 1.00% to 3.00% of the principal amount of such term loan prepaid, depending upon the timing of the prepayment. In addition, we are required to pay customary commitment fees and unused fees and certain other customary fees related to the lender’s administration of the new credit facility.

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

The Loan Agreement contains affirmative and negative covenants applicable to us and any subsidiaries and events of default, in each case subject to grace periods, thresholds and materiality qualifiers, as more fully described in the Loan Agreement. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and material governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on us incurring additional indebtedness, engaging in mergers, consolidations or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control. The events of default include, among other things, our failure to pay any amounts due under the new credit facility, a breach of covenants under the Loan Agreement, our insolvency, a material adverse change, the occurrence of a default under certain other indebtedness and the entry of final judgments against us in excess of a specified amount. If an event of default occurs, the lender is entitled to take various actions, including the acceleration of amounts due under the credit facility, termination of the commitments under the credit facility and certain other actions available to secured creditors. We were in compliance with all required covenants as of September 30, 2017.

In connection with the Spirox acquisition, we entered into a First Amendment to Loan and Security Agreement with Oxford, pursuant to which the parties thereto amended the Loan Agreement to add Spirox and Entellus Intermediate Sub, Inc., a wholly-owned subsidiary of the Company, as borrowers under the Loan Agreement (collectively, the “New Borrowers”). In addition, under the terms of such amendment, (i) the New Borrowers granted the lender a first priority security interest in substantially all of their assets, other than their intellectual property and, under certain circumstances, more than 65% of their shares in any foreign subsidiary; (ii) the trailing revenue covenant contained in the Loan Agreement and the revenue requirement for the extension of the interest-only period were increased, in each case to account for the acquisition of Spirox; (iii) the securities of the New Borrowers were pledged to the lender; (iv) deposit account control agreements were delivered with respect to the deposit accounts of the New Borrowers; and (v) we agreed to deliver certain consent and waiver documents pertaining to the assets of the New Borrowers within 30 days following the execution of the amendment.

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

There have been no changes in our significant accounting policies for the nine months ended September 30, 2017 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 other than the addition of the valuation of business combinations as noted below.

Valuation of Business Combinations. The fair value of consideration, including contingent consideration, transferred in acquisitions accounted for as business combinations is first allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Any excess purchase consideration is allocated to goodwill. Further, for those arrangements that involve liability classified contingent consideration, we record on the date of acquisition a liability equal to the fair value of the estimated additional consideration we may be obligated to make in the future. Liability classified contingent consideration is adjusted to its fair value each reporting period through earnings. Acquisition transaction costs are expensed as incurred.

The fair value of identifiable intangible assets requires management estimates and judgments based on market participant assumptions. Using alternative valuation assumptions, including estimated revenue projections, growth rates, cash flows, discount rates, estimated useful lives, and probabilities surrounding the achievement of milestones could result in different fair value estimates of our net tangible and intangible assets and related amortization expense in current and future periods.

Contingent consideration is remeasured to fair value each reporting period using projected revenues, discount rates, and projected payment dates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Increases or decreases in the fair value of the contingent consideration can result from changes in the timing and amount of revenue estimates and changes in discount periods and rates. Because the fair value of contingent consideration is based on management assumptions and not observable market inputs, it is considered a Level 3 measurement. Contingent consideration valuation adjustments are recorded as operating expenses or income.

The Company’s accounting policy is to utilize deferred tax liabilities created through purchase accounting to first offset acquired deferred tax assets. The Company then utilizes any residual net deferred tax liability as a source of taxable income that can be used to support an equivalent amount of the Company’s existing deferred tax

For a detailed description of our other critical accounting policies, see the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet partnerships, arrangements or other relationships with unconsolidated entities or others, often referred to as structured finance or special-purpose entities that are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

The following table sets out, as of September 30, 2017, our contractual obligations due by period:

	Payments Due by Period
(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Contingent consideration (1)	$17,426	$35,493	$—	$—	$52,919
Debt obligations (2)	7,943	33,333	8,647	—	49,923
Operating lease obligations (3)	1,042	2,039	981	—	4,062
Total	$26,411	$70,865	$9,628	$—	$106,904

_____________________

(1)

The fair value of future contingent consideration due to Spirox’s former equity holders in connection with the Spirox acquisition, based on our net revenue from sales of Spirox’s Latera device evaluated annually during the four-year period following the transaction.

(2)

The total amount outstanding consists of principal amount of $40.0 million under a term loan and $7.9 million under a revolving line of credit under our new credit facility. The term loan assumes a 36-month amortization period for repayment of the debt. The term loan debt amount reflected in the table is inclusive of the final payment fee of 4.95% due with the final payment. As of September 30, 2017, we accrued $0.2 million related to this obligation.

(3)

We currently lease our headquarters and manufacturing facilities in Plymouth, Minnesota under leases that expire in June 2021 and office facilities in Redwood City, California under a lease that expires in October 2021.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Borrowings under our new credit facility bear interest at variable rates. Each term loan bears interest at a floating per annum rate equal to the greater of (1) 7.95% and (2) the sum of (i) the greater of (A) the 30-day U.S. LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (B) 0.77%, plus (ii) 7.18%.  Borrowings under the revolving line of credit, bear interest at a floating per annum rate of interest is equal to the greater of (1) 4.95% and (2) the sum of (i) the greater of (A) 30-day U.S. LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (B) 0.77%, plus (ii) 4.18%. As of September 30, 2017, $40.0 million of the term loan and $7.9 million of the $10.0 million available revolving line of credit were outstanding under our new credit facility. Based upon this debt level, a 100 basis point increase in the annual interest rate on such borrowings would increase our interest expense approximately $0.5 million on an annual basis.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than financial reporting controls put in place to integrate the results of Spirox subsequent to the acquisition on July 13, 2017.

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

•	difficulties in the consolidation of facilities, integration of Spirox’s accounting, human resources and other administrative functions;
•	future contingent consideration payments based upon net revenue from sales of Spirox’s Latera device;
•	incurrence of additional term debt to fund the initial consideration payment and the potential incurrence of additional indebtedness to fund future contingent consideration payments;
•	unanticipated costs, litigation and other contingent liabilities;

•	incurrence of acquisition and integration related costs, accounting charges, or amortization costs for acquired intangible assets;
•	potential write-down of goodwill, acquired intangible assets and/or deferred tax assets;
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

The lack of a public market for Spirox’s capital stock may have made it more difficult to determine its fair market value than if Spirox was a public company. The value ascribed to Spirox’s securities in other contexts may not be indicative of the price at which its securities would have traded if they were traded on a public market. The consideration to be paid to Spirox’s former equity holders was determined based on negotiations between the parties and likewise may not be indicative of the price at which Spirox’s securities would have traded if they were traded on a public market.

Because Spirox was a private company and not subject to internal control over financial reporting requirements, it may require significant resources and management attention to integrate Spirox into our company-wide effective internal controls.

Upon our acquisition of Spirox, it became a wholly-owned subsidiary of our consolidated company. As such, we will need to ensure that effective disclosure controls as well as internal controls and procedures for financial reporting are established and maintained by Spirox.  In addition to diverting the attention of management to manage and implement these controls and procedures, our costs related to such compliance, as well as legal and regulatory compliance, may increase.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and to effectively prevent fraud. The integration of acquired businesses is likely to result in our systems and controls becoming increasingly complex and more difficult to manage. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. However, we cannot be certain that these measures will ensure that we design, implement and maintain adequate control over our financial processes and reporting in the future, especially in the context of acquisitions of other businesses such as Spirox. Any difficulties in the assimilation of acquired businesses into our control system could harm our operating results or cause us to fail to meet our financial reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock and our access to capital.

We received a warning letter from the FDA, which although now essentially resolved, could have a material adverse effect on our business.

In April 2017, we received a warning letter from the FDA related to two observed non-conformities relating to our prospective, multicenter study of children with chronic rhinosinusitis treated with the XprESS device. As previously disclosed, in September 2016, the FDA issued a Form 483, List of Inspectional Observations containing two observations related to study deviations which occurred when some physicians decided due to medical necessity to treat sinuses outside of the scope of the study protocol, thereby avoiding the need for a follow-on procedure. The FDA warning letter acknowledged the actions already taken by us to address the observations and required us to notify the parents/guardians of the subjects under the age of 12 who received treatment of the frontal and sphenoid sinuses that they were not treated according to the FDA approved protocol or IRB approved informed consent form. We completed such notifications and recently received an acceptance letter from the FDA in October 2017, indicating our corrective actions are adequate. Although the corrective actions have been accepted by the FDA, no assurance can be provided that the warning letter will not have a material adverse effect on our business or financial results.

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

Additionally, in connection with the acquisition of Spirox and our acquisition of XeroGel, we have recorded intangible assets, including goodwill. On an ongoing basis, we will evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have an adverse effect on our results of operations in the period in which the write-off occurs.

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

On March 31, 2017, we entered into a loan and security agreement with Oxford Finance LLC for a new credit facility. Under the terms of the new credit facility, we were able to borrow up to a total of $40.0 million in term loans in three tranches and up to $10.0 million under a revolving line of credit, subject to a borrowing base requirement. As of September 30, 2017, we had $40.0 million of debt outstanding pursuant to term loans and $7.9 million of debt outstanding pursuant to the revolving line of credit. After a period of interest-only payments through April 1, 2019 or, under certain circumstances, through April 1, 2020, we will be required to make monthly payments of principal and interest under the term loans. Interest on amounts outstanding under the term loans and the revolving line of credit accrues at a rate equal to the higher of a specified fixed rate or a variable rate.  If we are subject to the variable rate, and if interest rates increase, our variable rate debt will create higher debt service requirements, which could adversely affect our cash flows. The term loans mature and all amounts borrowed under the credit facility, including the revolving line of credit, become due and payable on March 1, 2022. We will be required to pay a final payment fee on the term loans, and if we repay the amounts borrowed under any term loan prior to maturity, a prepayment fee. The indebtedness under the credit facility is secured by a first priority security interest in substantially all of our assets, other than our intellectual property and, under certain circumstances, more than 65% of our shares in any foreign subsidiary.

With our recent borrowings to fund the Spirox acquisition, we have substantially increased our outstanding indebtedness in comparison to that of our company on a recent historical basis, which could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense.  We also expect to incur various costs and expenses associated with the financing. The amount of cash required to pay interest on our increased indebtedness levels puts demands on our cash resources. Our increased indebtedness also reduces funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels.  If we do not achieve the expected benefits and cost savings from the Spirox acquisition, or if our financial performance does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.

Our ability to make payments on our indebtedness under the credit facility when due, and, if necessary, to refinance, our indebtedness, and our ability to fund planned capital expenditures, contingent consideration, contractual cash obligations, sales and marketing and research and development efforts, working capital, future acquisitions, and other general corporate purposes depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors, some of which are beyond our control. If we do not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to pay our indebtedness when due, or to fund our liquidity needs, we may be forced to refinance all or a portion of our indebtedness on or before the maturity date thereof, sell assets, reduce or delay capital expenditures, seek to raise additional capital, or take other similar actions. We may not be able to execute any of these actions on commercially reasonable terms or at all. Our ability to refinance our indebtedness will depend on our financial condition at the time, the restrictions in the loan and security agreement governing our indebtedness, and other factors, including market conditions. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would likely have an adverse effect, which could be material, on our business, financial condition and operating results. In addition, in the event of a default under the loan and security agreement, the lender may accelerate amounts borrowed under the loan and security agreement and could seek to enforce security interests in our assets securing such indebtedness, including restricting our access to collections on our accounts receivable. Any acceleration of amounts due under the loan and security agreement or the exercise by the lender of its rights thereunder, could have a material adverse effect on our business, financial condition and operating results.

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

Although we were in compliance with all affirmative and negative covenants in the loan and security agreement as of September 30, 2017, no assurance can be provided that we will continue to comply with such covenants in the future. Our failure to comply with the covenants and other provisions of the loan and security agreement could result in an event of default, which could require the immediate repayment of our outstanding indebtedness under the loan and security agreement and cause the lender to seek to enforce its security interests in the assets securing such indebtedness.

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
•

limit our ability to borrow additional amounts for working capital, capital expenditures, contingent consideration, contractual obligations, sales and marketing and research and development efforts, future acquisitions, debt service requirements, execution of our business strategy or other purposes.

Any of these factors could materially and adversely affect our business, financial condition and operating results.

We may need additional funding and may be unable to raise capital when needed, which could force us to delay or reduce our commercialization efforts or product development programs.

We believe that our existing cash and cash equivalents and anticipated revenue and remaining borrowing availability under our revolving line of credit will be sufficient to meet our capital requirements and fund our operations beyond 2018. Further capital requirements may be required to fund any contingent consideration to be paid to the former Spirox equity holders. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. In addition, all borrowings under the loan and security agreement are subject to the satisfaction of customary conditions, including the absence of a default, the accuracy of representations and warranties in all material respects and the absence of a material adverse change. In addition, future borrowings under the line of credit under the loan and security agreement are conditioned upon our delivery of an updated borrowing base certificate. Our future funding requirements will depend on many factors, including:

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

In connection with our acquisition of Spirox, we issued 3.4 million shares of our common stock in addition to cash as initial consideration at the closing of the acquisition and we may issue additional common stock to fund any contingent consideration, subject to compliance with applicable law and the Listing Rules of the NASDAQ Stock Market. Such share issuances dilute our stockholders. In addition, although the shares issued in connection with the acquisition are “restricted securities” under the federal securities laws and unable to be resold into the open market for a period of time, as we agreed in the merger agreement, and we filed a resale shelf registration statement to register for resale under the federal securities laws the shares of our common stock issued in connection with the acquisition, which registration statement was declared effective by the SEC on October 4, 2017. Although all equity holders of Spirox that received shares of our common stock are subject to lock-up agreements preventing them from selling a certain percentage of our common stock received at closing for the first three, six and twelve months following closing, certain of those equity holders may decide not to hold the shares of our common stock they receive to the extent permitted. Other equity holders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of our common stock that they receive in the acquisition as soon as permitted. Such sales of our common stock could have the effect of depressing the market price for our common stock and may take place promptly following the expiration of the respective lock-up periods, or promptly upon receipt with respect to any shares issued as contingent consideration.

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

We utilize third-party, single-source suppliers for some of our products, and the loss of any of these suppliers could have an adverse impact on our business.

As a result of our recent Spirox acquisition, we now rely on single-source suppliers for some of our products. Our ability to sell these products depends, in part, on our ability to obtain these products in sufficient quantities. While our suppliers have generally met our demand for these products on a timely basis in the past, we cannot assure that they will in the future be able to meet our demand for these products, either because we do not have long-term agreements with these suppliers, our relative importance as a customer to these suppliers, or their ability to produce the products. While we believe replacement suppliers exist for products we obtain from these single sources, establishing additional or replacement suppliers for any of these products, if required, may not be accomplished quickly. Even if we are able to find a replacement supplier, the replacement supplier would need to be qualified and may require additional regulatory authority approval, which could result in delay. While we seek to maintain adequate inventory of our single-source products in the event of disruption, those inventories may not be sufficient. If our third-party suppliers fail to deliver the required commercial quantities of products on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement suppliers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality on a timely basis, our sale of these products, would be delayed, limited or prevented, which could have an adverse impact on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2017, we did not sell any equity securities of ours that were not registered under the Securities Act of 1933, as amended, other than the issuance of 3.4 million shares of our common stock to the former equity holders of Spirox in connection with the Spirox acquisition, as previously disclosed in a Current Report on Form 8-K as filed with the SEC on July 14, 2017.

Use of Proceeds

On January 28, 2015, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-201237), as amended, filed in connection with our initial public offering. Pursuant to the Registration Statement, as well as the Registration Statement on Form S-1 (File No. 333-201741) filed on January 28, 2015 to register additional securities, we issued and sold an aggregate of 5,294,117 shares of our common stock at a price to the public of $17.00 per share (including 690,537 shares sold pursuant to an option granted to the underwriters).The offering commenced as of January 28, 2015 and did not terminate before all of the securities registered in the Registration Statements were sold on February 3, 2015. The syndicate of underwriters was led by Merrill Lynch, Pierce, Fenner & Smith Incorporated and Piper Jaffray & Co. as joint book-running managers and William Blair and Canaccord Genuity acted as co-managers. We raised approximately $81.0 million in net proceeds after deducting $6.3 million in underwriting discounts and commissions and $2.7 million in other offering expenses. As of September 30, 2017, we have used $68.1 million of the proceeds from our initial public offering to fund product development and clinical research expenses, sales, marketing, working capital and general corporate purposes and $11.0 million of such proceeds to pay the XeroGel acquisition purchase price. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses and to non-employee directors as compensation for board and board committee service. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated January 28, 2015, filed with the SEC pursuant to Rule 424(b).

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are being filed or furnished with this Quarterly Report on Form 10-Q:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger dated as of July 6, 2017 among Entellus Medical, Inc., Stinger Merger Sub Inc., Spirox, Inc., and Fortis Advisors LLC, as the Equityholders Representative(1)	8-K	001-36814	2.1	07/07/17
3.1	Amended and Restated Certificate of Incorporation of Entellus Medical, Inc.	8-K	001-36814	3.1	02/03/15

3.2	Amended and Restated Bylaws of Entellus Medical, Inc.	8-K	001-36814	3.2	02/03/15

10.1	Form of Joinder and Release Agreement dated as of July 6, 2017 between Entellus Medical, Inc. and Certain Stockholders of Spirox, Inc.	8-K	001-36814	10.1	07/07/17
10.2	Form of Resignation and Release Agreement dated as of July 6, 2017 between Entellus Medical, Inc. and Certain Officers and Directors of Spirox, Inc.	8-K	001-36814	10.2	07/07/17
10.3	Form of Lock-Up Agreement dated as of July 6, 2017 between Entellus Medical, Inc. and Certain Stockholders of Spirox, Inc.	8-K	001-36814	10.3	07/07/17
10.4	Form of Non-Competition and Non-Solicitation Agreement dated as of July 6, 2017 between Entellus Medical, Inc. and Certain Stockholders of Spirox, Inc.	8-K	001-36814	10.4	07/07/17
10.5	Form of Non-Solicitation Agreement dated as of July 6, 2017 between Entellus Medical, Inc. and Certain Stockholders of Spirox, Inc.	8-K	001-36814	10.5	07/07/17

10.6	First Amendment to Loan and Security Agreement dated as of July 13, 2017 among Oxford Finance LLC, the Lenders thereto, Entellus Medical, Inc., Entellus Intermediate Sub, Inc. and Spirox, Inc.	8-K	001-36814	10.1	07/14/17

10.7	Form of Indemnification Agreement between Entellus Medical, Inc. and Each Director and Officer of Entellus Medical, Inc.	8-K	001-36814	10.2	07/14/17

10.8	Entellus Medical, Inc. 2017 Employee Inducement Incentive Award Plan	S-8	333-220621	99.1	09/25/17

10.9	Form of Entellus Medical, Inc. 2017 Employee Inducement Incentive Award Plan Stock Option Grant Notice and Stock Option Agreement					*

10.10	Second Amendment to Loan and Security Agreement dated as of September 25, 2017 among Oxford Finance LLC, the Lenders thereto, Entellus Medical, Inc., Entellus Intermediate Sub, Inc. and Spirox, Inc.					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*Filed herewith

**Furnished herewith

(1)All exhibits and schedules to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Entellus will furnish the omitted exhibits and schedules to the SEC supplementally upon request by the SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTELLUS MEDICAL, INC.

Date: November 3, 2017	By:	/s/ Robert S. White
Robert S. White
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2017	By:	/s/ Brent A. Moen
Brent A. Moen
Chief Financial Officer
(Principal Financial and Accounting Officer)